Form 10-Q
period 1996-06-30
VIRUS RESEARCH INSTITUTE INC
filed 1996-08-08
CIK 902010

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                  FORM 10-Q

   (Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended   June 30, 1996
- ------------------------------------------------------------------

                                        or

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  to
- ----------------------------------------------------------------------------

   Commission File number         0-20711
- --------------------------------------------------------------------------------

                       VIRUS RESEARCH INSTITUTE, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                         22-3098869
- --------------------------------------------------------------------------------
            (State or other jurisdiction of                  (IRS Employer
            incorporation or organization)                   Identification No.)

            61 Moulton Street, Cambridge, MA                 02138
- --------------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip code)


                               (617) 864-6232
   -----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                               Not Applicable
- --------------------------------------------------------------------------------
    (Former name, address and fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (  )    Yes               (X)      No

As of August 2, 1996, there were 8,810,768 shares of Common Stock outstanding.

                       VIRUS RESEARCH INSTITUTE, INC.

                                                         INDEX


PART I - FINANCIAL INFORMATION                                                                Page
     Item 1.   Financial Statements:
                  Balance Sheets as of December 31, 1995 and
                    June 30, 1996................................................................3

                  Statements of Operations for the Three Months Ended June 30,
                    1995 and 1996, for the Six Months Ended June 30, 1995 and
                    1996, and for the Period from Inception through June 30, 1996................4

                  Statements of Cash Flows for the Six Months Ended June 30,
                    1995 and 1996 and for the period from
                    Inception through June 30, 1996..............................................5

                  Notes to Financial Statements .................................................6

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..........................................8


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings.............................................................12

     Item 2.      Changes in Securities.........................................................12

     Item 3.      Defaults upon Senior Securities...............................................12

     Item 4.      Submission of Matters to a Vote of Security Holders...........................12

     Item 5.      Other Information.............................................................13

     Item 6.      Exhibits and Reports on Form 8-K..............................................13

SIGNATURES......................................................................................14


                                     (2)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        VIRUS RESEARCH INSTITUTE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                                BALANCE SHEETS

                                                                                 DECEMBER 31,       JUNE 30,
                                                                                    1995              1996
                                                                                 ------------     ------------
Current assets:
  Cash and cash equivalents                                                      $  1,180,176     $ 27,061,966
  Prepaid expenses                                                                    199,097          347,155
  Other current assets                                                                 34,845           18,245
                                                                                 ------------     ------------
 Total current assets                                                               1,414,118       27,427,366

Leasehold improvements and equipment (net
   of accumulated depreciation and amortization
   of $1,342,046 at December 31, 1995 and
   $1,685,709 at June 30, 1996)                                                     1,205,487        1,183,032
Other assets                                                                          108,300           84,019

                                                                                 ------------     ------------
     Total assets                                                                $  2,727,905     $ 28,694,417
                                                                                 ============     ============

Current liabilities:
  Notes payable                                                                  $    923,315     $          0
  Accounts payable                                                                    372,577          135,393
  Accrued rent                                                                         50,417           22,917
  Accrued consulting and research fees                                                457,712          715,552
  Other accrued expenses                                                              259,219          427,930
  Deferred revenue                                                                          0          137,500
  Current portion of lease obligation payable                                         175,090          147,724
                                                                                 ------------     ------------
     Total current liabilities                                                      2,238,330        1,587,016

Lease obligation payable, less current portion                                        210,842          151,463

Redeemable convertible preferred stock                                             24,527,073                0

Stockholders' equity (deficit):

Common stock -- $.001 par value; 30,000,000 shares authorized; 690,004 shares
  issued at December 31, 1995 and 8,795,321 shares issued at June 30, 1996                690            8,795

Additional paid-in capital                                                            134,202       51,877,873

Deficit accumulated during the development stage                                  (24,383,232)     (24,930,730)


                                                                                 ------------     ------------
     Total stockholders' equity                                                   (24,248,340)      26,955,938


                                                                                 ------------     ------------
  Total liabilities and stockholders' equity                                     $  2,727,905     $ 28,694,417
                                                                                 ============     ============
    (deficit)


                      SEE NOTES TO FINANCIAL STATEMENTS

                                     (3)

                        VIRUS RESEARCH INSTITUTE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF OPERATIONS


                                       THREE MONTHS ENDED             SIX MONTHS ENDED          CUMULATIVE
                                            JUNE 30,                       JUNE 30,          SINCE INCEPTION
                                       1995           1996           1995           1996          (1991)
- ------------------------------------------------------------------------------------------------------------
REVENUE:
Licensing & option revenue        $         0     $2,500,000    $         0      $2,520,000     $  3,990,000
Research & development revenue        157,480        312,500        157,480         837,500        1,926,249
Interest income                        32,076         99,465         97,406         111,892          485,342
                                  --------------------------------------------------------------------------
TOTAL REVENUE                         189,556      2,911,965        254,886       3,469,392        6,401,591

EXPENSES:
Research and development            1,424,048      1,286,648      3,063,251       2,633,634       21,380,607
General & administrative              575,319        567,668      1,139,879         916,476        7,552,631
Depreciation                          146,128        175,077        290,880         343,662        1,788,057
Other expense                           5,312         63,161         11,983         123,118          611,026
                                  --------------------------------------------------------------------------
TOTAL EXPENSES                      2,150,807      2,092,554      4,505,993       4,016,890       31,332,321
                                  --------------------------------------------------------------------------
NET INCOME (LOSS)                 $(1,961,251)    $  819,411    $(4,251,107)     $ (547,498)    $(24,930,730)
                                  ==========================================================================
Net income (loss) per share       $     (0.31)    $     0.12    $     (0.67)     $    (0.08)
                                  =========================================================

Weighted average common shares
   outstanding                      6,390,901      6,864,975      6,390,633       6,451,487


                      SEE NOTES TO FINANCIAL STATEMENTS

                                     (4)

                          VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED          CUMULATIVE
                                                                        JUNE 30,          SINCE INCEPTION
                                                                   1995           1996          (1991)
                                                               --------------------------------------------
Cash flows from operating activities:

Net Loss                                                       $(4,251,107)   $  (547,498)    $(24,930,730)

Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation & amortization                                     290,880        366,412        1,826,589
   Conversion of accrued interest to preferred stock                     0         46,026           58,373
   Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses
   and other assets                                               (107,933)      (107,176)        (326,292)
   Increase (decrease) in accounts payable and
   accrued expenses                                                  8,509         (8,132)       1,131,792
   Increase in deferred revenue                                          0        137,500          137,500

                                                               -------------------------------------------
   Net cash (used in) operating activities                      (4,059,651)      (112,868)     (22,102,768)

Cash flows from investing activities:
   Capital expenditures                                           (118,708)      (321,206)      (2,886,186)
   Other                                                                 0              0          (46,182)

                                                               -------------------------------------------
   Net cash (used in) investing activities                        (118,708)      (321,206)      (2,932,368)

Cash flows from financing activities:
   Proceeds from notes payable                                           0              0        7,973,668
   Sale & leaseback related to capital acquisitions                      0              0          751,311
   Principal payments on lease obligations                         (94,376)       (90,745)        (600,437)
   Sale of common stock                                                162     27,607,712       27,656,605
   Sale of preferred stock                                               0      1,500,140       19,258,613
   Offering costs                                                   (1,477)    (2,701,243)      (2,939,044)
   Founders' shares reacquired                                           0              0             (846)
   Purchase of treasury stock                                            0              0           (2,768)

                                                               -------------------------------------------
   Net cash provided by (used in) financing activities             (95,691)    26,315,864       52,097,102

Net increase (decrease) in cash                                 (4,274,050)    25,881,790       27,061,966

Cash and cash equivalents, beginning of period                   5,669,490      1,180,176                0

                                                               -------------------------------------------
Cash and cash equivalents, end of period                       $ 1,395,440    $27,061,966     $ 27,061,966
                                                               ===========================================
Supplemental disclosure of cash flow information:
     Interest paid during the period                           $    11,983    $    34,492     $    201,682


                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (5)

                       VIRUS RESEARCH INSTITUTE, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1996

(1) FINANCIAL STATEMENT PRESENTATION

         The unaudited financial statements of Virus Research Institute, Inc. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (Commission File No. 333-3378). The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2) NET INCOME/(LOSS) PER SHARE

Net income/(loss) per common share is based on the weighted average number of common shares outstanding during the periods presented, assuming, where applicable, the automatic conversion of all shares of Series A, B, C, and D redeemable convertible preferred stock then outstanding into 5,415,942 and 5,553,578 shares of common stock at June 30, 1995 and 1996, respectively. Pursuant to the requirements of the SEC, common stock and preferred stock issued during the 12 months immediately preceding the initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of weighted average common shares outstanding for the periods prior to those ended June 30, 1996 using the treasury stock method.

During June 1996, all shares of Series A, B, C, and D redeemable convertible preferred stock then outstanding were converted to common stock upon the closing of the initial public offering.

(3) CONVERSION OF NOTES PAYABLE TO STOCKHOLDERS

During June 1996, the Company converted the $1,000,000 notes payable to stockholders and $46,027 of accrued interest into 653,769 shares of Series C redeemable convertible preferred stock which automatically converted into 217,923 shares of common stock upon the closing of the initial public offering discussed in Note 5.

(4) SALE OF SERIES D PREFERRED STOCK

During April 1996, The Company sold an aggregate of 294,844 shares of Series D redeemable convertible preferred stock for net proceeds of approximately $1,000,000. These preferred shares automatically converted into 98,282 shares of common stock upon the closing of the initial public offering discussed in Note 5.

                                     (6)

(5) INITIAL PUBLIC OFFERING

 In June 1996, the company completed an initial public offering of 2,300,000 shares of common stock for $12.00 per share, resulting in net proceeds of approximately $24.7 million. In addition, all outstanding shares of Series A, B, C, and D redeemable convertible preferred stock were automatically converted into 5,553,578 shares of common stock upon the closing of the initial public offering.

                                     (7)

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1995 and 1996 should be read in conjunction with the accompanying unaudited financial statements and the related notes thereto.

This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully with larger companies, risks of failure inherent in product development based on new technologies and novel delivery systems, the company's ability to attract and retain qualified personnel, the Company's ability to enter into and maintain collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed under the heading "Risk Factors" in the Prospectus dated June 5, 1996 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-3378).

OVERVIEW

         Virus Research Institute, Inc. (the "Company") is engaged in the discovery and development of vaccine delivery systems and improved and novel vaccines for adults and children. The Company is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy, lower the cost of administration and improve patient compliance for a variety of vaccine products. The Company and its collaborators currently are applying the Company's vaccine delivery systems to develop vaccines for the prevention of influenza, Lyme disease, and H. pylori infections. The Company has entered into long-term collaboration agreements with Pasteur Merieux Serums & Vaccins S.A. (Pasteur Merieux), pursuant to which Pasteur Merieux may utilize the Company's vaccine delivery systems in developing a number of vaccines. The Company is also developing its own proprietary vaccines utilizing antigens licensed exclusively by the Company, including an oral vaccine for rotavirus infection, a gastrointestinal disease of infants, and a vaccine for HSV2, the virus causing genital herpes.

         The Company is in the development stage and has devoted substantially all of its resources to the research and development of its vaccine delivery systems and vaccine candidates and general and administrative expenses. Through June 30, 1996 the Company has not generated any revenue from product sales, but has received an aggregate of $6,402,000 in revenues from licensing, option and research and development agreements, research and development grants and interest income. There can be no assurance that the Company will receive any such revenue in the future.

         The Company has incurred losses since inception principally as a result of expenditures under its research and development programs. The Company expects to continue to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates, investment in new technologies, investment in production capabilities for

                                     (8)
certain product candidates and the performance of commercialization activities. The Company's results of operations may vary significantly from quarter to quarter due to timing of license and milestone payments and other factors.

NEW DEVELOPMENTS

         The Company completed its initial public offering on June 11, 1996 in which it sold 2,300,000 shares of Common Stock at a price of $12.00 per share. The net proceeds to the Company from such sale totaled approximately $24.7 million, a portion of which was used to repay indebtedness and the balance of which will be devoted to research and development activities and for working capital and other general corporate purposes.

         In July 1996 the Company commenced a Phase I/II clinical trial of its rotavirus vaccine candidate. The clinical trial is a double-blinded, placebo controlled study designed to define the optimal vaccine dose and optimal age for immunization. The Company plans that 120 infants will be enrolled in the study, which is to be conducted at Children's Hospital, Cincinnati, Ohio and Johns Hopkins University, Baltimore, Maryland.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

         The Company's total revenue increased by $2,722,000 to $2,912,000 in the three months ended June 30, 1996 from $190,000 for the same period in 1995. Licensing and option revenue in the 1996 quarter consisted of $2,500,000 for the achievement of a milestone pursuant to an agreement with Pasteur Merieux. The Company reported no licensing and option revenue for the 1995 quarter. Revenue from research and development support agreements increased by $155,000 to $312,000 for the 1996 quarter from $157,000 for the prior year quarter primarily due to funding received pursuant to agreements with Pasteur Merieux and SmithKline Beecham plc. The same quarter for 1995 consisted primarily of $138,000 in research support payments received pursuant to an agreement with SmithKline Beecham plc. Interest income increased by $67,000 to $99,000 for the three months ended June 30, 1996 compared with $32,000 for the 1995 quarter, principally due to an increase in cash and cash equivalents, including the proceeds from the company's initial public offering.

         The Company's total expenses decreased by $58,000 to $2,093,000 in the three months ended June 30, 1996 from $2,151,000 in the 1995 quarter. Research and development expenses decreased by $137,000 to $1,287,000 in the three months ended June 30, 1996 from $1,424,000 in the prior year quarter principally due to a reduction in outside consulting costs and the conclusion of certain sponsored research agreements. General and administrative expenses decreased $8,000 to $568,000 in the three months ended June 30, 1996 from $576,000 in the 1995 quarter which was the net result of reduced compensation costs and legal costs associated with license agreements and patent filings offset by a foreign tax withholding associated with a milestone payment. Depreciation increased $29,000 to $175,000 in the three months ended June 30, 1996 from $146,000 in the 1995 quarter principally due to the Company's increased investment in laboratory equipment and improvements. Other expenses increased by $58,000 to $63,000 compared with $5,000 for the 1995 quarter, due to increased interest costs associated with certain equipment leases entered into in 1995 and a short term bank loan entered into in 1996.

SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                     (9)

         The Company's total revenue increased by $3,214,000 to $3,469,000 in the six months ended June 30, 1996 from $255,000 for the same period in 1995. Licensing and option revenue in the 1996 period included $2,500,000 for the achievement of a milestone pursuant to an agreement with Pasteur Merieux. The Company reported no licensing and option revenue for the 1995 period. Research and development revenue increased by $679,000 to $837,000 in the current period from $158,000 for the same period last year. The increase was primarily due to funding received pursuant to agreements with Pasteur Merieux and SmithKline Beecham plc. The same period for 1995 consisted primarily of $138,000 in research support payments received pursuant to an agreement with SmithKline Beecham plc. Interest income increased by $15,000 to $112,000 for the six months ended June 30, 1996 compared with $97,000 for the 1995 period, principally due to an increase in cash and cash equivalents, including the proceeds from the company's initial public offering.

         The Company's total expenses decreased by $490,000 to $4,016,000 in the six months ended June 30, 1996 from $4,506,000 in the 1995 period. Research and development expenses decreased by $430,000 to $2,633,000 in the six months ended June 30, 1996 from $3,063,000 in the prior year period principally due to reduced compensation costs, a reduction in outside consulting costs and the conclusion of certain sponsored research agreements. General and administrative expenses decreased $224,000 to $916,000 in the six months ended June 30, 1996 from $1,140,000 in the 1995 period principally as a result of reduced legal costs associated with license agreements and patent filings offset in part by a foreign tax withholding associated with a milestone payment from a collaborator. Depreciation increased $53,000 to $344,000 in the six months ended June 30, 1996 from $291,000 in the 1995 period principally due to the Company's increased investment in laboratory equipment and improvements. Other expenses increased by $111,000 to $123,000 compared with $12,000 for the 1995 period, due to increased interest costs associated with certain equipment leases entered into in 1995 and a short term bank loan entered into in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         From inception (February 11, 1991) through June 30, 1996, the Company's cash expenditures have exceeded revenues. The Company's operations have been funded principally through the sale of equity, loans from stockholders, equipment lease financing and payments under licensing, options and research and development agreements. Net cash used by the Company's operations since inception was $22,103,000, including $113,000 used by operations in the current year, primarily to fund research and development efforts and its general and administrative expenses. Since inception the Company incurred $2,886,000 in capital expenditures, primarily for leasehold improvements and equipment for the Company's laboratories. During the six months ended June 30, 1996 the Company incurred $321,000 in capital expenditures primarily for improvements to its polymer chemistry laboratory and related facilities. In total, the Company anticipates incurring approximately $750,000 in capital expenditures during 1996 primarily on equipment necessary for the scale up of polyphosphazene manufacturing.

         From inception through June 30, 1996, the Company raised net proceeds of approximately $51,946,000 through the sale of equity securities, including net proceeds of $24,747,000 from the Company's initial public offering in June 1996. During the period, the Company borrowed an aggregate of $7,974,000 from certain stockholders. Of the amount borrowed, an aggregate of $7,676,000 plus accrued interest has been converted into common stock. In addition, from inception the Company has funded $751,000 of capital expenditures through capital leases, of which $600,000 in principal has been repaid through June 30, 1996. In April 1996, the Company entered into a loan agreement with a

                                    (10)
bank pursuant to which it borrowed $1,000,000. The principal plus accrued interest on the loan was repaid from the proceeds of the Company's initial public offering.

The Company expects to incur substantial additional costs, including those related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, production and the expansion of its facilities. The Company anticipates that its existing funds, together with the proceeds from its initial public offering, and interest earned thereon should be sufficient to funds its operating and capital requirements as currently planned for the next twenty four months. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors. The Company may need to raise substantial additional funds through additional financings, including public or private equity offerings and collaborations with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies the Company would otherwise seek to develop and commercialize itself, any of which would have a material adverse effect on the Company.


                                    (11)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities.

                  On June 11, 1996, the Company's Series A, B, C and D Convertible Preferred Stock converted into Common Stock in accordance with their terms in conjunction with the closing of the Company's initial public offering. See Item 4 below. For certain changes in the Certificate of Incorporation and By-Laws of the Company, see Item 4 below. The rights of the holders of Common Stock of the Company, after giving effect to all changes described in Item 4 below, are summarized in the Prospectus dated June 5, 1996, included as part of the Registration Statement on Form S-1 (Commission File No. 333-3378) with respect to the Company's initial public offering under the heading "Description of Capital Stock," which is incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.
                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                  A. The stockholders of the Company acted by written consent in lieu of Special Meeting of Stockholders dated May 8, 1996 pursuant to which the stockholders approved the following matters: (1) one-for-three reverse stock split in order to decrease the number of shares of Common Stock of the Company outstanding prior to the initial public offering; and (2) amendments to the Company's Certificate of Incorporation to effectuate the reverse stock split, increase the authorized capital stock of the Company, and to provide for the automatic conversion of all outstanding shares of Preferred Stock of the Company into Common Stock upon closing of the initial public offering. Each of these matters was approved by the affirmative vote of 1,501,856 shares of Common Stock, 3,883,495 shares of Series A Convertible Preferred Stock, 6,034,483 shares of Series B Convertible Preferred Stock, 4,960,410 shares of Series C Convertible Preferred Stock and 1,003,437 shares of Series D Convertible Preferred Stock.

                  B. The stockholders of the Company acted by written consent in lieu of Special Meeting of Stockholders dated May 31, 1996 pursuant to which the stockholders approved the following matters: (1) amendments to the Company's Certificate of Incorporation to permit stockholders to amend the Company's By-Laws by two-thirds vote and under certain circumstances by majority vote, to expand the procedures by which the Certificate of Incorporation may be amended and to prohibit action by stockholders by written consent; (2) amendments to the Company's By-Laws establishing procedures to call and set stockholder meetings, to bring proposals before such meetings and to nominate candidates for election to the Board of Directors; and (3) amendments to the Company's 1992 Equity Incentive Plan. Each of these matters was approved by the affirmative vote of 1,044,381 shares of Common Stock, 3,883,495 shares of Series A Convertible Preferred Stock, 6,034,483 shares of Series B Convertible

                                    (12)

                  Preferred Stock, 5,559,035 shares of Series C Convertible Preferred Stock and 1,062,455 shares of Series D Convertible Preferred Stock.

Item 5.  Other Information
                  Not applicable

Item 6.  Exhibits and Reports on form 8-K

                  (a)      Exhibits:
                           3.1 Sixth Restated Certificate of Incorporation of Virus Research Institute, Inc.

                           3.2      Amended and Restated By-Laws of
                                    Virus Research Institute, Inc.

                           11.1 Statement regarding computation of earnings per share

                           27.1     Financial Data Schedule

                                    (13)

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     August 7, 1996




                       VIRUS RESEARCH INSTITUTE, INC.
                           a Delaware Corporation
                                (Registrant)





                     By:   /S/ J. Barrie Ward
- ------------------------------------------------------------------
                           J. Barrie Ward
                           Chief Executive Officer





                     By:   /S/  William A. Packer
- ----------------------------------------------------------
                           William A. Packer
                           President, Chief Financial Officer





                     By:   /S/  David H. Ramsdell
- ------------------------------------------------------------------
                           David H. Ramsdell
                           Principal Accounting Officer



                                    (14)