Form 10-Q
period 1996-09-30
VIRUS RESEARCH INSTITUTE INC
filed 1996-11-06
CIK 902010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended     September 30, 1996
------------------------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to
--------------------------------------------------------------------------

Commission File number              0-20711
--------------------------------------------------------------------------------

                         VIRUS RESEARCH INSTITUTE, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                     22-3098869
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

61 Moulton Street, Cambridge, MA                             02138
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)


                                 (617) 864-6232
              (Registrant's telephone number, including area code)


                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (X) Yes                ( ) No

As of November 5, 1996, there were 8,819,451 shares of Common Stock outstanding.

                         VIRUS RESEARCH INSTITUTE, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                              Page

   Item 1. Financial Statements:
             Balance Sheets as of December 31, 1995 and
               September 30, 1996..............................................3

             Statements of Operations for the Three Months Ended September
               30, 1995 and 1996, for the Nine Months Ended September 30,
               1995 and 1996, and for the Period from Inception through
               September 30, 1996..............................................4

             Statements of Cash Flows for the Nine Months Ended September
               30, 1995 and 1996 and for the period from
               Inception through September 30, 1996............................5

             Notes to Financial Statements ....................................6

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................8


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings................................................14

   Item 2.   Changes in Securities............................................14

   Item 3.   Defaults upon Senior Securities..................................14

   Item 4.   Submission of Matters to a Vote of Security Holders..............14

   Item 5.   Other Information................................................14

   Item 6.   Exhibits and Reports on Form 8-K.................................14

SIGNATURES ...................................................................15


                                       (2)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       BALANCE SHEETS
                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                  1995             1996
                                                              ------------     -------------
                                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                                   $  1,180,176     $ 16,893,340
  Marketable securities                                                  0       10,733,808
  Prepaid expenses                                                 199,097          297,181
  Other current assets                                              34,845          178,738
                                                              ------------     ------------
 Total current assets                                            1,414,118       28,103,067

Leasehold improvements and equipment (net
   of accumulated depreciation and amortization
   of $1,342,046 at December 31, 1995 and
   $1,860,098 at September 30, 1996)                             1,205,487        1,013,782
Other assets                                                       108,300           76,409

                                                              ------------     ------------
     Total assets                                             $  2,727,905     $ 29,193,258
                                                              ============     ============

Current liabilities:
  Notes payable                                                    923,315                0
  Accounts payable                                                 372,577          220,420
  Accrued rent                                                      50,417            9,167
  Accrued consulting and research fees                             457,712          726,916
  Other accrued expenses                                           259,219          315,988
  Deferred revenue                                                       0          312,500
  Current portion of lease obligation payable                      175,090          132,502
                                                              ------------     ------------
      Total current liabilities                                  2,238,330        1,717,493

Lease obligation payable, less current portion                     210,842          121,260

Redeemable convertible preferred stock                          24,527,073                0

Stockholders' equity (deficit):

  Common stock -- $.001 par value; 30,000,000 shares
  authorized; 690,004 shares issued at December 31,
    1995 and 8,819,451 shares issued at September 30, 1996             690            8,819

Additional paid-in capital                                         134,202       51,885,232

Deficit accumulated during the development stage               (24,383,232)     (24,539,546)


                                                              ------------     ------------
    Total stockholders' equity (deficit)                       (24,248,340)      27,354,505


                                                              ------------     ------------
  Total liabilities and stockholders' equity                  $  2,727,905     $ 29,193,258
                                                              ============     ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                                       (3)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENT OF OPERATIONS
                                                    (UNAUDITED)
                                       THREE MONTHS ENDED            NINE MONTHS ENDED            CUMULATIVE
                                          SEPTEMBER 30,                 SEPTEMBER 30,           SINCE INCEPTION
                                      1995            1996          1995           1996             (1991)
-------------------------------------------------------------------------------------------------------------------
REVENUE:
Licensing & option revenue        $    30,000     $2,000,000    $    30,000     $ 4,520,000     $  5,990,000
Research & development revenue        450,000        312,500        607,480       1,150,000        2,238,749
Interest income                        17,340        373,548        114,746         485,440          858,890
                                  --------------------------------------------------------------------------
TOTAL REVENUE                         497,340      2,686,048        752,226       6,155,440        9,087,639

EXPENSES:
Research and development            1,449,286      1,322,673      4,512,537       3,956,307       22,703,280
General & administrative              328,063        781,530      1,467,942       1,698,006        8,334,161
Depreciation                          142,820        174,390        433,700         518,052        1,962,447
Other expense                          21,146         16,271         33,129         139,389          627,297
                                  --------------------------------------------------------------------------
TOTAL EXPENSES                      1,941,315      2,294,864      6,447,308       6,311,754       33,627,185
                                  --------------------------------------------------------------------------
NET INCOME (LOSS)                 $(1,443,975)    $  391,184    $(5,695,082)    $  (156,314)    $(24,539,546)
                                  ==========================================================================

Net income (loss) per share       $     (0.23)    $     0.04    $     (0.89)    $     (0.02)
                                  =========================================================

Weighted average common shares
   outstanding                      6,391,816      9,539,457      6,391,027       7,237,833


                      SEE NOTES TO FINANCIAL STATEMENTS

                                       (4)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                                NINE MONTHS ENDED             CUMULATIVE
                                                                   SEPTEMBER 30            SINCE INCEPTION
                                                              1995              1996           (1991)
                                                          ------------------------------------------------
Cash flows from operating activities:

Net Loss                                                  $(5,695,082)    $   (156,314)    $(24,539,546)

Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation & amortization                                433,700          542,803        2,002,980
   Conversion of accrued interest to preferred stock                0           46,026           58,373
   Changes in operating assets and liabilities:
   (Increase) decrease in prepaid expenses
   and other assets                                            71,835         (210,084)        (429,200)
   Increase (decrease) in accounts payable and
   accrued expenses                                            57,273          127,566        1,267,490
   Increase in deferred revenue                               312,500          312,500          312,500

                                                          ---------------------------------------------
   Net cash provided by (used in) operating activities     (4,819,774)         662,497      (21,327,403)

Cash flows from investing activities:
   Purchases of marketable securities, net                          0      (10,733,808)     (10,733,808)
   Capital expenditures                                      (125,573)        (326,346)      (2,891,326)
   Other                                                            0                0          (46,182)
                                                          ---------------------------------------------
   Net cash (used in) investing activities                   (125,573)     (11,060,154)     (13,671,316)

Cash flows from financing activities:
   Proceeds from notes payable                                  3,587                0        7,973,668
   Sale & leaseback related to capital acquisitions           250,000                0          751,311
   Principal payments on lease obligations                   (132,587)        (138,171)        (647,863)
   Sale of common stock                                           162       27,618,385       27,667,278
   Sale of preferred stock                                          0        1,500,140       19,258,613
   Offering costs                                              (1,477)      (2,869,533)      (3,107,334)
   Founder's shares reacquired                                      0                0             (846)
   Purchase of treasury stock                                       0                0           (2,768)

                                                          ---------------------------------------------
   Net cash provided by (used in) financing activities        119,685       26,110,821       51,892,059

Net increase (decrease) in cash                            (4,825,662)      15,713,164       16,893,340

Cash and cash equivalents, beginning of period              5,669,490        1,180,176                0

                                                          ---------------------------------------------
Cash and cash equivalents, end of period                  $   843,828     $ 16,893,340     $ 16,893,340
                                                          =============================================

Supplemental disclosure of cash flow information:
     Interest paid during the period                      $    33,129     $     42,007     $    209,197



                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (5)

                         VIRUS RESEARCH INSTITUTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

(2) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are recorded at cost,which approximates fair value.

(3) NET INCOME/(LOSS) PER SHARE

Net income/(loss) per common share is based on the weighted average number of common shares (and common stock equivalents, where applicable) outstanding during the periods presented, assuming, where applicable, the automatic conversion of all shares of Series A, B, C, and D redeemable convertible preferred stock then outstanding into 5,415,942 and 5,553,578 shares of common stock at September 30, 1995 and 1996, respectively. Pursuant to the requirements of the SEC, common stock and preferred stock issued during the 12 months immediately preceding the initial public offering, plus shares of common stock that became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of weighted average common shares outstanding for the periods prior to those ended September 30, 1996 using the treasury stock method.

During June 1996, all shares of Series A, B, C, and D redeemable convertible preferred stock then outstanding were converted to common stock upon the closing of the initial public offering.

(4) CONVERSION OF NOTES PAYABLE TO STOCKHOLDERS

During June 1996, the Company converted the $1,000,000 notes payable to stockholders and $46,026 of accrued interest into 653,769 shares of Series C redeemable convertible preferred stock which automatically converted into 217,923 shares of common stock upon the closing of the initial public offering discussed in Note 6.

(5) SALE OF SERIES D PREFERRED STOCK

                                      (6)

During April 1996, The Company sold an aggregate of 294,844 shares of Series D redeemable convertible preferred stock for net proceeds of approximately $1,000,000. These preferred shares automatically converted into 98,282 shares of common stock upon the closing of the initial public offering discussed in Note 6.

(6) INITIAL PUBLIC OFFERING

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


                                      (7)

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The following discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1995 and 1996 should be read in conjunction with the accompanying unaudited financial statements and the related notes thereto.

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

                                       (8)

Company is also developing its own proprietary vaccines utilizing antigens licensed exclusively by the Company, including an oral vaccine for rotavirus infection, a gastrointestinal disease of infants, and a vaccine for HSV2, the virus causing genital herpes.

     The Company is in the development stage and has devoted substantially all of its resources to the research and development of its vaccine delivery systems and vaccine candidates and general and administrative expenses. Through September 30, 1996 the Company has not generated any revenue from product sales, but has received an aggregate of $9,088,000 in revenues from licensing and option agreements, research and development agreements and grants, and interest income. There can be no assurance that the Company will receive any such revenue in the future.

     The Company has incurred losses since inception principally as a result of expenditures under its research and development programs. The Company expects to continue to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates, investment in new technologies, investment in production capabilities for certain product candidates and the performance of commercialization activities. The Company's results of operations may vary significantly from quarter to quarter due to timing of license and milestone payments and other factors.

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

     In July 1996 the Company commenced a Phase I/II clinical trial of its rotavirus vaccine candidate. The clinical trial is a double-blinded, placebo controlled study designed to define the optimal vaccine dose and optimal age for immunization. The Company plans that 120 infants will be enrolled in the study, which is being conducted at Children's Hospital, Cincinnati, Ohio and Johns Hopkins University, Baltimore, Maryland.


                                       (9)

     In September 1996 Pasteur Merieux initiated a Phase I clinical trial of an Adjumer[Trademark] formulated influenza vaccine in France. The study is the first occasion in which Adjumer[Trademark] has been administered to human volunteers and is designed to evaluate the safety of the Adjumer[Trademark] formulated influenza vaccine. The initiation of this first clinical evaluation of Adjumer[Trademark] resulted in a $2,000,000 milestone payment from Pasteur Merieux.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     The Company's total revenue increased by $2,189,000 to $2,686,000 in the three months ended September 30, 1996 from $497,000 for the same period in 1995. Licensing and option revenue in the 1996 quarter consisted of $2,000,000 for the achievement of milestones pursuant to an agreement with Pasteur Merieux. The Company reported licensing and option revenue of $30,000 for the 1995 quarter. Revenue from research and development support agreements fell by $138,000 to $312,000 for the 1996 quarter from $450,000 for the prior year quarter due to reduced funding received pursuant to an agreement with SmithKline Beecham plc. Interest income increased by $357,000 to $374,000 for the three months ended September 30, 1996 compared with $17,000 for the 1995 quarter, principally due to an increase in cash and cash equivalents, including the proceeds from the company's initial public offering.

     The Company's total expenses increased by $354,000 to $2,295,000 in the three months ended September 30, 1996 from $1,941,000 in the 1995 quarter. Research and development expenses decreased by $126,000 to $1,323,000 in the three months ended September 30, 1996 from $1,449,000 in the prior year quarter as a result of savings in polymer manufacturing and sponsored research expenses offset by increases in operating expenses. General and administrative expenses increased by $454,000 to $782,000 in the three months ended September 30, 1996 from $328,000 in the 1995 quarter which was principally the result of increases in legal and patent costs and the payment of foreign withholding taxes associated with milestone payments from Pasteur Merieux. Depreciation increased $31,000 to $174,000 in the three months ended September 30, 1996 from $143,000 in the 1995 quarter principally due to the Company's increased investment in laboratory equipment and improvements.


                                      (10)

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     The Company's total revenue increased by $5,403,000 to $6,155,000 in the nine months ended September 30, 1996 from $752,000 for the same period in 1995. Licensing and option revenue in the 1996 period included $4,500,000 for the achievement of milestones pursuant to an agreement with Pasteur Merieux. Licensing and option revenue for the 1995 period amounted to $30,000. Research and development revenue increased by $543,000 to $1,150,000 in the current period from $607,000 for the same period last year. The increase was primarily due to funding received pursuant to an agreement with Pasteur Merieux. Interest income increased by $370,000 to $485,000 for the nine months ended September 30, 1996 compared with $115,000 for the 1995 period, principally due to an increase in cash and cash equivalents, including the proceeds from the Company's initial public offering.

     The Company's total expenses decreased by $136,000 to $6,311,000 in the nine months ended September 30, 1996 from $6,447,000 in the 1995 period. Research and development expenses decreased by $556,000 to $3,956,000 in the nine months ended September 30, 1996 from $4,512,000 in the prior year period principally due to a reduction in outside consulting costs, the conclusion of certain sponsored research agreements and a savings in polymer manufacturing costs. General and administrative expenses increased by $230,000 to $1,698,000 in the nine months ended September 30, 1996 from $1,468,000 in the 1995 period principally as a result of increased operating expenses and foreign tax withholdings offset in part by lower legal expenses. Depreciation increased by $84,000 to $518,000 in the nine months ended September 30, 1996 from $434,000 in the 1995 period principally due to the Company's increased investment in laboratory equipment and improvements. Other expenses increased by $106,000 to $139,000 compared with $33,000 for the 1995 period, due to increased interest costs associated with certain equipment leases entered into in 1995 and short term loans entered into in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     From inception (February 11, 1991) through September 30, 1996, the Company's cash expenditures have exceeded revenues. The Company's operations have been funded principally through the sale of equity, loans from stockholders, equipment lease financing and payments under licensing, options and research and development agreements. Net cash used by the Company's operations since inception was $21,327,000, primarily to fund research and development efforts

                                      (11)
and general and administrative expenses. During the nine months ended September 30, 1996 , net cash of $662,000 was provided by operations, primarily as a result of the $4,500,000 received from Pasteur Merieux for the achievement of milestones. No significant milestone payments are anticipated in the near future, which may result in negative cash flows in succeeding periods.

     Since inception the Company has incurred $2,891,000 in capital expenditures, primarily for leasehold improvements and equipment for the Company's laboratories. During the nine months ended September 30, 1996 the Company incurred $326,000 in capital expenditures primarily for improvements to its polymer chemistry laboratory and related facilities. In total, the Company anticipates incurring approximately $450,000 in capital expenditures during 1996 primarily on equipment necessary for the scale up of polyphosphazene manufacturing.

     From inception through September 30, 1996, the Company raised net proceeds of approximately $51,789,000 through the sale of equity securities, including net proceeds of $24,743,000 from the Company's initial public offering in 1996. During the period, the Company borrowed an aggregate of $7,974,000 from certain stockholders. Of the amount borrowed, an aggregate of $7,676,000 plus accrued interest has been converted into common stock. In addition, from inception the Company has funded $751,000 of capital expenditures through capital leases, of which $648,000 in principal has been repaid through September 30, 1996. In April 1996, the Company entered into a loan agreement with a bank pursuant to which it borrowed $1,000,000. The principal plus accrued interest on the loan was repaid from the proceeds of the Company's initial public offering.

     The Company expects to incur substantial additional costs, including those related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, process scale up and manufacture, and the expansion of its facilities. The Company anticipates that its existing funds, together with the proceeds from its initial public offering, and interest earned thereon should be sufficient to fund its operating and capital requirements as currently planned for the next twenty four months. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to

                                      (12)
establish development and commercialization capacities or relationships, the costs of manufacturing and other factors. The Company may need to raise substantial additional funds through additional financing, including public or private equity offerings and collaborations with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies the Company would otherwise seek to develop and commercialize itself, any of which would have a material adverse effect on the Company.


                                      (13)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities

          Not applicable

Item 3. Defaults Upon Senior Securities

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5. Other Information

          Not applicable

Item 6. Exhibits and Reports on from 8-K

          (a) Exhibits:

              11.1  Statement regarding computation of earnings per share

              27.1  Financial Data Schedule


                                      (14)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 5, 1996


                         VIRUS RESEARCH INSTITUTE, INC.
                             a Delaware Corporation
                                  (Registrant)




                             By: /S/ J. Barrie Ward
---------------------------------------------------------------
                                 J. Barrie Ward
                                 Chief Executive Officer





                            By: /S/ William A. Packer
---------------------------------------------------------------
                                William A. Packer
                                President, Chief Financial Officer




                                      (15)