Form 10-K
period 1996-12-31
VIRUS RESEARCH INSTITUTE INC
filed 1997-03-26
CIK 902010

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the fiscal year ended December 31, 1996

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

Commission File Number:  0-20711

                         VIRUS RESEARCH INSTITUTE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             22-3098869
  (State or other jurisdiction of                            (I.R.S. employer
   incorporation or organization)                            Identification No.)

   61 MOULTON STREET, CAMBRIDGE, MA                                  02138
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (617) 864-6232

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
     -------------------                                 -------------------
            None                                                 None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]        No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 31, 1997 as reported on the Nasdaq National Market, was approximately $33,167,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 31, 1997, Registrant had outstanding 8,846,227 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held May 1, 1997 are incorporated by reference in Part III of this Form 10-K.

================================================================================

FORWARD-LOOKING STATEMENTS:

          In addition to historical information, this Form 10-K includes forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ from those reflected in the forward-looking statements. Certain factors that might cause such a difference are discussed in the second paragraph of the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 15 of this Form 10-K.

                                     PART I

Item 1.   Business
          --------

GENERAL

          Virus Research Institute, Inc. (the "Company") is engaged in the discovery and development of vaccine delivery systems and improved and novel vaccines for adults and children. The Company is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy, lower the cost of administration and improve patient compliance for a variety of vaccine products. As part of the Company's strategy to bring its vaccine delivery technologies to market, the Company collaborates with corporate partners that offer substantial market presence, unique antigens and/or complementary technologies. The Company and its collaborators currently are applying the Company's vaccine delivery systems to develop vaccines for the prevention of influenza, Lyme disease and H. pylori infections. The Company has entered into agreements with Pasteur Merieux Connaught ("PMC"), Pasteur Merieux-OraVax ("PM-O") and CSL Ltd., Australia ("CSL") pursuant to which these companies may utilize the Company's vaccine delivery systems in developing a number of vaccines. The Company is also developing its own proprietary vaccines utilizing antigens licensed exclusively by the Company, including an oral vaccine for rotavirus infection, a gastrointestinal disease of infants, and a vaccine for HSV2, the virus that causes genital herpes.

          While vaccines have proven to be safe and effective for the prevention of certain infectious diseases, the Company believes that there is significant potential for improvement, including: enhancement of the immune response; reduction in the number of doses required for an effective immune response; increase in the percentage of the population responding to certain vaccines; delivery of vaccines through methods other than by injection; and stimulation of a mucosal immune response. To address these shortcomings, the Company is developing vaccine delivery systems that may lead to more effective and less costly vaccines, increased patient compliance and the introduction of new vaccines.

          The Company's strategy is to utilize its expertise in the design and application of vaccine delivery systems to develop vaccine products for infectious diseases that have significant and growing market potential. The Company is developing three vaccine delivery systems. The Adjumer(TM) vaccine delivery system utilizes a novel polymer, which is a synthetic polyphosphazene derivative ("PCPP"), as an adjuvant for use with a variety of antigens administered by injection. The Company believes that Adjumer(TM)-formulated vaccines will be capable of producing an enhanced and longer-lived immune response with fewer injections. In preclinical studies, Adjumer(TM)-formulated vaccines elicited an immune response that was greater than either vaccines formulated with alum, the only approved adjuvant for a commercial use on humans, or non-adjuvanted vaccines. The Micromer(TM) vaccine delivery system utilizes a mixture of PCPP and antigens formed into hydrogel microparticles for the intranasal and oral delivery of vaccines. Mucosal vaccine delivery has potential advantages over conventional delivery by injection, including ease of administration and the generation of immunity at the mucosal surfaces, where most infectious organisms enter the body, as well as the generation of systemic (blood and other organs) immunity. The VibrioVec(TM) vaccine delivery system utilizes a recombinant bacterial vector for the oral delivery of antigens to the gastrointestinal tract. The Company believes that VibrioVec(TM)-delivered vaccines will be capable of inducing a systemic and mucosal immune response.

VACCINE OVERVIEW

          THE VACCINE MARKET. Vaccines have long been recognized as a safe and cost-effective method for preventing infection caused by certain bacteria and viruses. The Centers for Disease Control and Prevention (the "CDC") have estimated that every dollar spent on vaccination saves $16 in healthcare costs. There are currently 16 vaccines in routine use in the United States against such life-threatening infectious organisms as tetanus, diphtheria, poliovirus, hepatitis B virus, Haemophilus influenzae B, measles, mumps and rubella. From 1990 to 1995, annual worldwide vaccine sales increased from $1.6 billion to $3.6 billion, a compound annual growth rate of approximately 17.5%. The Company believes that this growth may be accelerated as a result of advances in vaccine technologies and formulations that address the shortcomings of existing vaccines. Areas of potential improvement include enhancement of immune responses, which could lead to a reduction in the number of doses required for effective protection as well as effective immunization in a higher percentage of the population, and delivery of vaccines through methods other than injection. The vaccine market may also expand due to the introduction of new purified antigens, produced as a result of advances in molecular biology. The Company also believes that the growing awareness and incidence of certain infectious diseases, such as H. pylori, hepatitis C virus, HIV1 and HSV2 infection, could further expand the vaccine market.

          THE IMMUNE SYSTEM AND VACCINES. The function of the human immune system is to respond to pathogens, including infectious bacteria and viruses, that enter the body. However, a pathogen may establish an infection and cause disease before it is eliminated by an immune response. Antibodies are produced as part of the immune response to antigens, which are components of the pathogen. These antibodies can continue to circulate in the human body for many years, providing continued protection against reinfection by the same pathogen.

          Protective antibodies can be produced in both the systemic and mucosal branches of the immune system. The systemic immune system produces IgG antibodies to protect against infection occurring in blood and deep tissue. The mucosal immune system produces IgA antibodies that protect against infection occurring in the mucosal layer lining the digestive, respiratory and genitourinary tracts. Mucosal immunity may act as a first line of defense, by attacking pathogens at the point of entry into the body, prior to systemic penetration, as well as by targeting certain pathogens such as H. pylori, influenza and rotavirus that propagate exclusively at the mucosal layer.

          Vaccines are a pre-emptive means of generating a protective antibody response. A vaccine consists of either a weakened pathogen or pathogen-specific, non-replicating antigens which are deliberately administered to induce the production of antibodies. When weakened pathogens are used as a vaccine, they replicate in the body, extending presentation to the immune system and inducing the production of antibodies without causing the underlying disease. When non-replicating antigens are used as a vaccine, they must be delivered in sufficient quantity and remain in the body long enough to generate an effective antibody response. To achieve this goal, many vaccines require multiple administrations. Of the 16 vaccines currently in routine use, 14 are delivered by injection and stimulate only systemic immunity. Only polio and typhoid vaccines can be administered orally and induce both a mucosal and a systemic immune response. Both of these vaccines are live, weakened pathogens that localize in the intestines and do not require a separate vaccine delivery system.

          ADJUVANTS. The antigens contained in many injectable vaccines will not produce an immune response sufficient to confer protection against infection and require the use of an adjuvant to sustain the presentation of the antigens to the human immune system. Alum (aluminum hydroxide) is the only adjuvant currently approved by the FDA for commercial use in humans. While alum has gained widespread use, it does not sufficiently enhance the immune response to permit administration of many existing injected vaccines in a single dose. In the case of certain vaccines, such as influenza, alum is ineffective as an adjuvant.

          The Company believes that alum will not prove to be sufficiently effective for use with many of the new purified recombinant antigens being developed. Further, alum cannot be used for mucosal delivery of vaccines. Accordingly, the Company believes that there is a significant need for a new adjuvant that is safe, works with a wide variety of antigens, induces a protective immune response with only one or two injections and can be administered mucosally. These attributes could result in certain benefits, including cost savings and improved patient compliance.

COMPANY VACCINE DELIVERY SYSTEMS

          The Company is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy, lower the cost of administration and improve patient compliance for a variety of vaccine products. The following summarizes the Company's three main vaccine delivery systems:

Delivery System     Composition                  Delivery Method      Potential Benefits1
-------------------------------------------------------------------------------------------------
Adjumer(TM)         Water Soluble Polymer        Injectable           Enhanced systemic immune
                                                                      response; fewer injections

Micromer(TM)        Polymer Microparticles       Mucosal              Systemic and mucosal immune
                                                                      responses; no injections

VibrioVec(TM)       Genetically Engineered       Oral                 Systemic and mucosal immune
                    Bacterial Vector                                  responses; targeted
                                                                      delivery; no injection;
                                                                      single dose

-----------------------------

(1)  Based upon preclinical studies conducted by the Company. The Company's vaccine delivery systems are in various stages of development. The summary information included in the above table is qualified in its entirety by the detailed discussion of each of the vaccine delivery systems that follows.

          ADJUMER(TM). The Company is developing Adjumer(TM), a proprietary vaccine delivery system as an adjuvant to enhance the immune response to injected vaccines. Adjumer(TM) is a water soluble, synthetic derivative of the polymer polyphosphazene (PCPP). The water soluble nature of PCPP facilitates a simple aqueous-based manufacturing process for vaccines, thereby preserving the integrity of the antigen.

          In preclinical studies conducted by the Company, Adjumer(TM) demonstrated sustained presentation of influenza, hepatitis B, HSV2, HIV1 and tetanus antigens to the immune system. In those preclinical studies, single intramuscular injections of Adjumer(TM)-formulated vaccines elicited a higher immune response than both alum-formulated vaccines and non-adjuvanted vaccines as measured by resulting IgG antibody levels. In additional preclinical studies, an Adjumer(TM)-formulated influenza vaccine using lower antigen doses sustained higher antibody levels over a longer time period than both alum-formulated vaccines and non-adjuvanted vaccines. In certain other preclinical studies Adjumer(TM)-formulated vaccines produced an effective immune response in a higher percentage of animals than in animals receiving existing vaccine formulations. Furthermore, in these studies, as well as tests conducted using Adjumer(TM) alone, the Company observed no material adverse reactions when Adjumer(TM) was administered at effective levels.

          Based on these preclinical results, the Company believes that an Adjumer(TM)-formulated vaccine may provide a number of benefits over existing injected vaccines. These benefits include reducing the number of doses required for an effective immune response, thereby improving compliance; providing cost savings as a result of the reduction in the number of doses and the amount of antigen required; and increasing the time period over which immune protection can be sustained. In addition, based on the results of these preclinical studies, the Company believes that an Adjumer(TM)-formulated vaccine may be able to induce an immune response in a number of subjects who would not otherwise respond to existing vaccines. The first human clinical trials of a vaccine using Adjumer(TM) as a delivery system commenced in 1996. See "Product Development Programs."

          MICROMER(TM). The Company is conducting ongoing research on Micromer(TM), a proprietary vaccine delivery system designed to facilitate the mucosal (intranasal or oral) delivery of antigens and stimulate both the systemic and mucosal branches of the immune system. The focus of the Company's current efforts are on intranasal delivery. Micromer(TM) is synthesized utilizing a manufacturing process in which PCPP and an antigen are formulated into hydrogel microparticles. The Company believes that the physical characteristics of these microparticles will facilitate absorption by mucosal surfaces.

          In preclinical studies conducted by the Company, several Micromer(TM)-formulated antigens delivered intranasally elicited both a mucosal
(IgA) immune response and a systemic (IgG) immune response. IgA antibodies were detected at all mucosal sites, and the level of IgG antibodies was comparable to the level obtained through Adjumer(TM)-formulated injections of the same antigen. A Micromer(TM)-formulated influenza vaccine required only a single, intranasal dose to provide an immune response sufficient to protect the animals against subsequent infection by the influenza virus. In addition to conducting further research on the Micromer(TM) vaccine delivery system, the Company has commenced research on additional Micromer(TM)-formulated vaccines.

          VIBRIOVEC(TM). The Company is developing VibrioVec(TM), a proprietary vaccine delivery system that uses a bacterial vector for the oral delivery of antigens. This vector is a live organism that has been genetically altered to make it non-virulent, incapable of reacquiring virulence and capable of delivering selected antigens. VibrioVec(TM) is an attenuated form of the bacterium Vibrio cholerae.

          In preclinical studies conducted by the Company, single, oral doses of VibrioVec(TM) engineered to express genes encoding antigens from selected bacteria have generated systemic and mucosal immune responses that protected against infection from the virulent organism. In addition, in 1995 the Company completed Phase II human clinical studies involving more than 100 subjects administering VibrioVec(TM) as a potential cholera vaccine. The subjects in this study showed no clinically significant vaccine-related side effects. Separate clinical trials will be needed to test each antigen proposed to be delivered by VibrioVec(TM).

          Based on its preclinical studies, the Company believes that VibrioVec(TM) will be an effective oral delivery system that can deliver antigens to the gastrointestinal tract where the VibrioVec(TM) vector will grow and express the antigens for a limited period of time. The Company is currently inserting the genes which encode certain H. pylori antigens into VibrioVec(TM) to determine if the vector containing these genes can grow and express the antigen.

STRATEGY

          The Company's strategy is to utilize its expertise to design and develop vaccine products that have significant and growing market potential; to establish commercial alliances that permit funding of clinical development and rapid commercialization; and to retain rights to important market opportunities.

          DEVELOP NOVEL VACCINE DELIVERY SYSTEMS. The Company is developing a portfolio of vaccine delivery systems to address shortcomings in currently available delivery methods, as well as to provide new methods of vaccine delivery. The Company's vaccine delivery systems, which are based on a novel polymer and on bacterial vectors, have the potential to improve existing injectable vaccines and to permit intranasal and oral delivery of vaccines. These systems may be applicable to most of the vaccines in routine use and may enable the introduction of new vaccines to prevent bacterial or viral diseases for which there is currently no adequate treatment or prevention. The Company intends to pursue the broad application of its current vaccine delivery systems, as well as to continue to invest in the development of new vaccine delivery technologies.

          DEVELOP PROPRIETARY VACCINES. The Company is currently developing several proprietary vaccines believed to have significant near-term commercial promise. The Company is continuing to seek exclusive licenses for suitable antigens to be used to develop vaccines with a significant market potential. The Company believes that the development of its own proprietary vaccines complements its development of novel vaccine delivery systems. The Company believes that its ability to combine its vaccine delivery technology with its own proprietary antigens may lead to the introduction of new vaccines with competitive advantage.

          ESTABLISH COLLABORATIONS FOR PRODUCT DEVELOPMENT AND COMMERCIALIZATION. The Company has entered into and intends to seek additional collaborative agreements with established vaccine companies to develop vaccines utilizing the Company's vaccine delivery systems and its collaborators' antigens. By entering into these collaborations, the Company believes it will benefit from the antigen development work already performed by its collaborators and from access to their extensive clinical testing capabilities, wide distribution and marketing infrastructure and market presence. This strategy may permit the Company to take advantage of established markets for its collaborators' existing vaccines and expedite commercialization of products incorporating the Company's technologies.

          With respect to proprietary vaccines being developed, the Company generally intends to seek collaborators who will be responsible for completing the clinical testing and for the manufacturing and marketing of the vaccine. However, the Company intends to develop such proprietary vaccines to the point at which it believes it can establish the most commercially favorable collaborations. The Company believes that this strategy will allow the successful market introduction of products incorporating the Company's technologies without the Company incurring the substantial costs associated with clinical development.

          One of the Company's significant collaborative arrangements is with PMC. The Company is a party to two license agreements entered into in December 1994 and August 1995 with PMC relating to Adjumer(TM) and Micromer(TM)-formulated vaccines, respectively, for the prevention of a variety of infectious diseases. Under the agreements, PMC has been granted the exclusive right to make, use and sell Adjumer(TM) and Micromer(TM)-formulated vaccines for prevention of influenza, Lyme disease and diseases caused by meningococcus and the co-exclusive right (exclusive, except for the right of the Company or one other person licensed by the Company) to make, use and sell Adjumer(TM) and Micromer(TM)-formulated vaccines directed against five other pathogens, including pneumococcus and RSV. The licenses to PMC apply to specified territories, including North and South America, Europe, Africa, Thailand and the countries of the former Soviet Union. The Company has retained rights to make, use, sell and license Adjumer(TM) and Micromer(TM)-formulated vaccines against the subject infections in most of the Far East, including China and Japan, subject to certain geographical extension rights available to PMC.

          PMC made a $3.0 million equity investment in the Company in December 1994 upon the execution of the agreement relating to Adjumer(TM). In addition, in connection with this collaboration, in 1996 PMC made milestone payments of $4.5 million to the Company and an additional equity investment of $1.0 million in the Company. Contingent upon achieving certain milestones, PMC has agreed to pay the Company up to an additional $5.4 million in connection with the development of Adjumer(TM)-formulated vaccines for influenza and Lyme disease. Contingent upon achieving certain milestones, PMC has also agreed to make payments, on a product by product basis, if PMC commences clinical development of Adjumer(TM)-formulated vaccines against certain specified pathogens, or Micromer(TM)-formulated vaccines directed against influenza and other specified pathogens. PMC is required to fund all costs associated with the development and commercialization, including the costs of clinical trials, of any vaccines it elects to develop utilizing the Company's technology. In addition, the Company will be entitled to royalties based on net sales of any vaccine products developed and sold by PMC pursuant thereto.

          In connection with its agreement relating to Micromer(TM), the Company has agreed to conduct research through 1997 to develop Micromer(TM)-formulated vaccines directed against influenza and PIV. PMC has agreed to pay to the Company up to a maximum of $2.5 million to fund this research, of which $1.875 million had been paid through December 31, 1996.

          Under the agreement relating to Adjumer(TM), the Company was required to use commercially reasonable efforts to establish a process capable of yielding quantities of clinical grade PCPP for use by PMC in clinical studies. The Company has satisfied this requirement. In addition, PMC and the Company have agreed to enter into a cost-based supply agreement, upon terms to be negotiated, pursuant to which the Company will be responsible for scaling-up the process of PCPP production in an efficient, cost-effective cGMP manufacturing facility according to agreed-upon specifications. However, PMC has reserved the right to manufacture PCPP for use in Adjumer(TM)-and Micromer(TM)-formulated vaccines.

          The Company also has a collaborative arrangement with Pasteur Merieux-OraVax, Inc. In November 1995, the Company entered into two option agreements with PM-O relating to the use of the Company's vaccine delivery systems to develop vaccines against H. pylori infections utilizing certain specified antigens other than LPS. Under the agreements, PM-O has agreed to evaluate, during the option period, the potential effectiveness of applying the Company's vaccine delivery systems for this use. The Company has agreed that during the option period it will not grant rights in the field covered by the option agreements to any third party (which did not affect the Company's ability to enter into the agreement with CSL described in the following section). The parties have initiated good faith negotiations with respect to a license agreement under which the Company would grant rights to PM-O to use the Company's vaccine delivery systems to develop and commercialize H. pylori vaccines. The option expires in May 1997. In connection with the execution of these option agreements, PMC and OraVax, Inc. each made a $250,000 equity investment in the Company in January 1996.


PRODUCT DEVELOPMENT PROGRAMS

          The Company and its collaborators are engaged in research and development efforts on the vaccine programs using the Company's technologies. The Company and PMC, the leading worldwide supplier of influenza vaccines, are currently collaborating on the development of an Adjumer(TM)-formulated vaccine for influenza. Pursuant to a separate agreement with PMC, the Company is conducting research on the mucosal administration of an influenza vaccine using its Micromer(TM) vaccine delivery system. Influenza accounts for an average of 20,000 deaths annually in the United States; the greatest number of fatalities occur among the elderly. In preclinical studies conducted by the Company and PMC, an Adjumer(TM)-formulated influenza vaccine produced a significantly enhanced and longer-lived immune response than one of the influenza vaccines currently on the market. PMC completed preclinical toxicity studies of this Adjumer(TM)-formulated influenza vaccine candidate and initiated Phase I human clinical trials of this vaccine in France during 1996. As part of its collaboration with PMC, the Company will conduct additional toxicology work with Adjumer(TM) alone and will provide Adjumer(TM) for all the preclinical and clinical studies to be conducted by PMC. PMC also has the right to develop Adjumer(TM)-formulated vaccines for prevention of other diseases, including Lyme disease.

          The Company is also conducting research relating to the use of VibrioVec(TM) for the delivery of vaccines to prevent and treat infections caused by H. pylori. H. pylori is a bacterium that causes chronic gastritis and peptic ulcers. Currently, no vaccine or generally effective therapy is approved for the elimination of H. pylori infection. The Company is conducting research separately with CSL and with PM-O to determine the utility of the Company's VibrioVec(TM) system in delivering vaccines against H. pylori.

          The Company is also developing novel vaccines against rotavirus and HSV2 infections. Rotavirus is a major cause of diarrhea and vomiting in infants. The Company has completed Phase I clinical trials of an orally delivered live human rotavirus vaccine selected to elicit a broadly protective immune response to the most prevalent strains of rotavirus. In July 1996 the Company commenced a Phase I/II clinical trial designed to define the optimal vaccine dose and optimal age for immunization. Preliminary results are now available and based on the initial assessment of the safety and immunogenicity of the vaccine, the Company expects to begin a Phase II efficacy study in 1997. HSV2 is a sexually transmitted virus with an estimated incidence of 500,000 new cases occurring in the United States each year. At present, there is no approved vaccine for prevention of rotavirus or HSV2 infection.

          In addition, the Company and PMC are currently conducting animal studies to assess the dosage and the immune response generated by a Micromer(TM)-formulated influenza vaccine.

COMPETITION

          Competition in the biotechnology and vaccine industries is intense. The Company faces competition from many companies in the United States and abroad, including a number of large pharmaceutical companies, firms specialized in the development and production of vaccines, adjuvants and vaccine delivery systems and major universities and research institutions. Most of the Company's competitors have substantially greater resources, more extensive experience in conducting preclinical studies and clinical testing and obtaining regulatory approvals for their products, greater operating experience, greater research and development and marketing capabilities and greater production capabilities than those of the Company. There can be no assurance that the Company's competitors will not develop technologies and products that are safer or more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive, and the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. There can be no assurance that the vaccines under development by the Company and its collaborators will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the United States or elsewhere. The Company believes that the principal competitive factors in the vaccine market are product quality, measured by efficacy and safety, ease of administration and price.

          The Company's competitive position will also depend upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often lengthy period between technological conception and commercial sales.

MANUFACTURING

          The Company has no manufacturing facilities, no experience in volume manufacturing and plans to rely upon collaborators or contract manufacturers to manufacture its proposed products for both clinical and commercial purposes. The Company believes that there is currently sufficient capacity worldwide for the production of its potential products by the Company's collaborators or through contract manufacturers.

          To date, the Company has been arranging on a purchase order basis with contract manufacturers for the manufacture of PCPP and vaccines in quantities sufficient for preclinical studies and for clinical trials of the

Company's rotavirus vaccine candidate. The Company has a contract for the development and initial supply of the starting materials for PCPP but does not yet have a written agreement with a contract manufacturer for production of PCPP or for any other components of its vaccine delivery systems or vaccine candidates. The manufacturing processes for the Company's vaccine delivery systems and vaccines utilize known technologies. The Company believes that the vaccine delivery systems and vaccines it currently has under development can be readily scaled up to permit manufacture in commercial quantities. However, there can be no assurance that the Company will not encounter difficulties in scaling up the manufacturing process.

          PMC and the Company have agreed to enter into a cost-based supply agreement, upon terms to be negotiated, pursuant to which the Company will be responsible for scaling-up the process of PCPP production in an efficient, cost-effective cGMP manufacturing facility according to agreed-upon specifications. However, PMC has reserved the right to manufacture PCPP for use in Adjumer(TM)- and Micromer(TM)-formulated vaccines.

          The Company intends to establish manufacturing arrangements with manufacturers that comply with the FDA's requirements and other regulatory standards, although there can be no assurance that the Company will be able to do so. Before commercial distribution can begin, each vaccine manufacturing facility must be granted an ELA on the basis of inspections of the applicant's facilities in which the primary focus is on compliance with cGMP. If the FDA finds the inspection unsatisfactory, it may decline to approve the ELA, resulting in a delay in production or distribution of products. In the future, the Company may, if it becomes economically attractive to do so, establish its own manufacturing facilities to produce any vaccine products that it may develop. In order for the Company to establish a manufacturing facility, the Company will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive cGMP regulations of the FDA applicable to such facility. The product manufacturing facility would also need to be licensed for the production of vaccines under an ELA.

MARKETING

          Under the terms of existing and future collaborative agreements, the Company relies and expects to continue to rely on the efforts of its collaborators for the sale and marketing of any vaccine products. There can be no assurance that the Company's collaborators will market vaccine products incorporating the Company's technologies, or, if marketed, that such efforts will be successful. The failure of the Company's collaborators to successfully market products will have an adverse effect on the Company's business.

          The Company has retained, and in the future intends to retain, marketing rights to certain of its vaccine delivery systems and vaccine candidates in selected geographic areas. The Company intends to seek marketing and distribution agreements and/or co-promotion agreements for the distribution of vaccines in such territories. The Company believes that these arrangements could enable the Company to generate a higher level of financial return than might be obtained from early stage licensing and collaboration agreements for its vaccine candidates. The Company has no marketing and sales staff and limited experience relating to vaccine marketing. If the Company determines in the future to engage in direct marketing of vaccine products, it will be required to recruit an experienced marketing group and incur significant additional expenditures. There can be no assurance that the Company will be able to establish a successful marketing force.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

          LICENSES

          The Company has entered into several significant license agreements relating to technology which is being developed by the Company or its collaborators, including licenses from: Massachusetts Institute of Technology covering certain proprietary technologies for vaccine delivery related to PCPP microparticles; Penn State Research Foundation covering the use of polyphosphazene polymer for vaccines; Harvard College relating to proprietary technology involving genetically altered Vibrio and Salmonella typhi strains; Cincinnati Children's Hospital involving proprietary rights and technologies relating to an attenuated rotavirus strain for a rotavirus vaccine; and Harvard College and the Dana Farber Cancer Institute relating to a genetically-altered HSV2 virus for herpes virus vaccines. In general, these institutions have granted the Company an exclusive worldwide license (with right to sublicense) to certain proprietary technologies (including rights to patents and patent applications) to make, use and sell products using the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by such license. The Company has generally agreed to use its reasonable efforts to develop and commercialize products and achieve certain milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If the Company breaches its obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license.

          PATENTS AND PROPRIETARY RIGHTS

          The Company's policy is to protect its technology by filing patent applications. In addition to filing patent applications in the United States, the Company has filed, and intends to file, patent applications in foreign countries on a selective basis. The Company also relies on trade secrets, unpatented know-how and technological innovation to develop and maintain its competitive position.

          The Company owns an issued United States patent which expires on July 12, 2013, and corresponding foreign applications, directed to the use of vaccines which incorporate the Company's Adjumer(TM) vaccine delivery technology. In addition, the Company owns an issued United States patent which expires September 21, 2013, and corresponding foreign applications, directed to the use of vaccines incorporating the Company's Micromer(TM) vaccine delivery technology. Further, the Company owns and has licensed other United States patent applications which are directed to technology which may be useful for the Company's Micromer(TM) and Adjumer(TM) vaccine delivery systems, and in the case of Micromer(TM), corresponding foreign applications. The Company has an exclusive license to a United States patent application, and corresponding foreign applications, directed to a vector construct which is used in the Company's VibrioVec(TM) vaccine delivery system. The Company has an exclusive license to an issued United States patent which expires on December 12, 2012, directed to a rotavirus antigen which forms a part of the Company's rotavirus vaccine and to a United States patent application, and corresponding foreign applications, directed to a defective HSV2 virus for use in the Company's vaccine directed against genital herpes.

          Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that the Company's issued patents or any patents subsequently issued to or licensed by the Company will not be successfully challenged in the future. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. If the outcome of the litigation is adverse to the owner of the patent, third parties may then be able to use the invention covered by the patent without payment. There can be no assurance that the Company's patents will not be infringed or successfully avoided through design innovation.

          There can be no assurance that patent applications owned by or licensed to the Company will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. It is also possible that third parties may obtain patent or other proprietary rights that may be necessary or useful to the Company. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent the Company from using certain technology or from further developing or commercializing certain vaccine delivery systems and vaccine candidates. If licenses from third parties are necessary but cannot be obtained, commercialization of the vaccine candidates would be delayed or prevented.

          The Company is aware of a domestic patent and a foreign patent which cover claims that could conflict with the Company's vaccine candidates and delivery systems. The Company believes that the relevant claim under the domestic patent is invalid and that the relevant claim under the foreign patent does not extend to or restrict the Company's activities. There can be no assurance that the applicable patent office or court would reach the same conclusions. In addition to the foregoing, there may be other patent applications and issued patents belonging to competitors that may require the Company to alter its vaccine candidates and vaccine delivery systems, pay licensing fees or cease certain activities. If the Company's vaccine candidates conflict with patents that have been or may be granted to competitors, universities or others, such other persons could bring legal actions against the Company claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms or at all. The Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume substantial resources.

          The enactment of the legislation implementing the General Agreement on Trade and Tariffs has resulted in certain changes to the United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of patent applications is often more than three years, a twenty year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from its collaborators is based on the existence of a valid patent. None of the issued patents currently owned or licensed by the Company are adversely affected by these changes in the term of patent protection.

          The Company also relies on unpatented technology, trade secrets and information and no assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to the Company's technology or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented technology, trade secrets and information. The Company requires each of its employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with the Company. The agreements generally provide that all inventions conceived by the individual in the course of employment or in providing services to the Company and all confidential information developed by, or made known to, the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in limited specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's information in the event of unauthorized use or disclosure of such confidential information.

GOVERNMENT REGULATION

          The Company's activities and products are significantly regulated by a number of governmental entities, especially by the FDA in the United States and by comparable authorities in other countries. These entities regulate, among other things, research and development activities and the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising, promotion, distribution and sale of the Company's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that initially appear promising ultimately do not reach the market because they are found to be unsafe or do not demonstrate effectiveness during the testing required by the regulatory process. In addition, there can be no assurance that this regulatory framework will not change or that additional regulation will not arise at any stage of the Company's product development that may affect approval, delay an application or require additional expenditure by the Company. Moreover, even if approval is obtained, failure to comply with present or future regulatory requirements, or new information adversely reflecting on the safety or effectiveness of the approved vaccine, can lead to FDA withdrawal of approval to market the product or other sanctions, including fines, recall or seizure of products, injunctions and criminal prosecutions.

          In the United States, human vaccines are subject to FDA review and approval as "biologics" under the Public Health Service Act and as "drugs" under the Federal Food, Drug, and Cosmetic Act. In most cases, the steps required before a new human vaccine can be produced and marketed include: preclinical studies; the filing of an investigational new drug ("IND") application with the FDA summarizing preclinical development work; clinical trials in humans to determine safety and efficacy; FDA approval of the product for commercial sale and FDA approval of the product manufacturing facility.

          The initial testing of a biologic product before it may be marketed in the United States is called preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and other end points and animal studies to assess the potential safety and efficacy of the product as formulated. Many preclinical studies are regulated by the FDA under a series of regulations called the Good Laboratory Practice (GLP) regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.

          FDA regulations provide that human clinical trials may begin 30 days following the submission and receipt of an IND, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the IND submission; it is generally considered good practice to obtain affirmative FDA acquiescence before commencing trials. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by placing a "clinical hold" on such trials because of concerns about, for example, the safety of the product being tested or the adequacy of the trial design. Such holds can cause substantial delay and in some cases may require abandonment of a product. There can be no assurance that the FDA's acquiescence in an IND constitutes any indication that the FDA will find the protocol for a clinical trial satisfactory or will accept any data generated from such clinical trial.

          Clinical trials are subject to extensive FDA regulation and are typically conducted in three sequential phases, although in certain cases, the phases may overlap. In Phase I, the initial introduction of the vaccine into healthy human subjects, the vaccine is tested for safety (adverse effects), optimal dosage, and its ability to induce an immune response (immunogenicity). Phase II involves studies in a limited target patient population to further evaluate immunogenicity and optimal dosage, and to identify possible adverse effects and safety risks. When a product is found to have an acceptable safety profile in Phase II evaluation, Phase III clinical trials are undertaken to evaluate clinical efficacy and to further test for safety within an expanded target patient population at geographically dispersed clinical study sites. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time for any reason.

          The results of the preclinical studies and human clinical trials are submitted to the FDA in a product license application ("PLA"), approval of which must be obtained prior to commencement of commercial sales. The interval between the filing of the IND and the filing of a PLA application can be lengthy. The FDA may deny a PLA if, among others reasons, clinical trial protocols are not adequate or appropriate. The FDA also may deny a PLA or require additional testing or information to assess the safety of the Company's products if the FDA does not view the PLA as containing adequate evidence of the safety and efficacy of the product. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Even if the PLA is approved, the product may be required to undergo post-licensure testing and surveillance to continue to monitor its safety and effectiveness.

          Any product manufacturing facility must be licensed for the production of vaccines. To accomplish this, an ELA must be filed with the FDA. The ELA describes the facilities, equipment and personnel involved in the manufacturing process. An establishment license is granted on the basis of inspections of the applicant's facilities in which the primary focus is on compliance with cGMP and the ability to consistently manufacture the product in the facility in accordance with the PLA. If the FDA finds the inspection unsatisfactory, it may decline to approve the ELA, resulting in a delay in production of products. Although reviewed separately, approval of both the PLA and ELA must be received prior to commercial marketing of a vaccine.

          Failure to comply with applicable FDA requirements may result in a number of consequences, including a "clinical hold," that could materially and adversely affect the Company. Non-compliance with GLPs and good clinical practices (GCPs) could have a negative impact on the FDA's evaluation of data submitted in a PLA. Failure to adhere to cGMP and other applicable requirements could result in FDA enforcement action including, but not limited to, fines, seizure of products, injunction, refusal of the FDA to approve an ELA or PLA, withdrawal of approved PLAs or ELAs, and prosecution.

          To market its products abroad, the Company is also subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing, among other things, the design and conduct of human clinical trials, product pricing and marketing approval criteria. The approval procedure currently varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. At present, foreign marketing authorizations are applied for at a national level, although within the European Union (EU) certain registration procedures are available to companies wishing to market a product in more than one EU member country. The foreign regulatory approval includes all of the risks associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by other countries.

          The Advisory Committee on Immunization Practices ("ACIP") of the CDC has a role in setting the public market in the United States for most, if not all, of the products the Company intends to develop. The ACIP meets quarterly to review developing data on licensed vaccines, and those approaching license, as well as epidemiologic data on the need for these products. The recommendations of ACIP on the appropriate use of vaccines and related products are published in the Morbidity and Mortality Weekly Report and reprinted in several journals. The CDC develops epidemiologic data in support of the need for new vaccines and monitors vaccine usage and changes in disease incidence. In addition, CDC staff frequently act as key advisors to the FDA in their review process.

          Due to the potential for epidemic disease, the availability of certain pediatric vaccines is considered to be a matter of national importance, both domestically and internationally. The ten vaccines recommended for pediatric use are vaccines against diphtheria, tetanus, pertussis, measles, mumps, rubella, polio, hepatitis B, Haemophilus influenzae B and varicella zoster virus. In addition to these ten vaccines, the ACIP periodically reviews current immunization practices and issues it recommendations for additional pediatric vaccinations.

          The Company's collaborators are subject to all of the above-described regulations in connection with the commercialization of vaccine products utilizing the Company's technology.

PRODUCT LIABILITY

          The testing and marketing of vaccines entail an inherent risk of product liability attributable to unwanted and potentially serious health effects. If and when the Company manufactures vaccines which are recommended for routine administration to children, it is possible that the Company will be required to participate in the National Vaccine Injury Compensation Program. This program compensates children having adverse reactions to certain routine childhood immunizations with funds collected through an excise tax from the manufacturers of these vaccines.

          The Company has clinical trial liability insurance coverage in the amount of $2 million. However, there can be no assurance that such insurance coverage is or will continue to be adequate. The Company intends to seek product liability insurance coverage prior to commercialization of its product candidates but there can be no assurance that insurance will be available at all or in sufficient amounts to protect the Company at a reasonable cost.

HUMAN RESOURCES

          As of December 31, 1996, the Company had 49 employees, 40 of whom were engaged in research and development activities, including 14 Ph.D.'s. The Company's employees are not governed by any collective bargaining agreement and the Company believes that its relationship with its employees is good.


Item 2.   PROPERTIES
          ----------

          The Company currently leases approximately 17,800 square feet of laboratory and office space in Cambridge, Massachusetts. The lease has a five year term, which commenced on December 1, 1996, and is extendable at the Company's option for an additional five years.


Item  3.  LEGAL PROCEEDINGS
          -----------------

          The Company is not a party to any legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

Executive Officers of the Registrant

          The executive officers of the Company are as follows:

                    Name                Age      Position
                    ----                ---      --------
          J. Barrie Ward, Ph.D.         58       Chief Executive Officer and Chairman of the Board
          William A. Packer             62       President, Chief Financial Officer
          Bryan E. Roberts, Ph.D.       48       Executive Vice President
          Lendon Payne, Ph.D., M.D.     48       Vice President of Research
          Dale R. Spriggs, Ph.D.        45       Vice President of Development
          Lisa P. McGillis              37       Director of Finance

          J. Barrie Ward, Ph.D. has served as Chairman of the Board of Directors and Chief Executive Officer since joining the Company in July 1994. From 1984 to June 1994, Dr. Ward served as Director of the Microbiology Division of Glaxo Research and Development Ltd., a pharmaceutical company, with responsibility for infectious disease research. Dr. Ward received a Ph.D. in microbial biochemistry from the University of Bath, England.

        William A. Packer joined the Company in 1992 as President and a Director and was also elected Chief Financial Officer in March 1996. Prior to joining the Company, Mr. Packer held various senior management positions with SmithKline Beecham plc, a pharmaceutical company, from 1964 to 1991, most recently as Senior Vice President, Biologicals, where he was responsible for the direction of SmithKline Beecham's global vaccine business. Mr. Packer is a Fellow of the Institute of Chartered Accountants in England and Wales.

          Bryan E. Roberts, Ph.D. joined the Company in 1991. Dr. Roberts served as Research Director from 1991 to 1993 and as Vice President of Research from 1993 until March 1996, when he was appointed Executive Vice President. From 1984 to 1990, Dr. Roberts was the Research Director of Applied BioTechnology, Inc., a biotechnology company he co-founded. From 1978 to 1986, Dr. Roberts was an Associate Professor of Biological Chemistry at the Harvard Medical School.
Dr. Roberts received a D.Phil. from the University of Oxford.

          Lendon Payne, Ph.D., M.D. joined the Company in 1991 and in January 1997 became an officer of the Company. Dr. Payne served as a Research Director from 1993 to 1995, and since 1996, has been the Vice President of Research.
Dr. Payne received his Ph.D. in virology and his M.D. from Karolinska Institute School of Medicine, Stockholm, Sweden.

          Dale R. Spriggs, Ph.D. joined the Company in May 1993, and became an officer of the Company in January 1997. Dr. Spriggs served as the Director of Clinical Research and Development until May 1995, and as Director of Clinical and Regulatory Affairs from May 1995 to March 1996, when he was appointed Vice President of Development. From 1987 to 1993, Dr. Spriggs held several positions at the National Institute of Allergy and Infectious Diseases. Dr. Spriggs received a Ph.D. in microbiology from the University of Cincinnati College of Medicine.

          Lisa P. McGillis joined the Company in 1994. In 1996, Ms. McGillis was appointed Director of Finance. Ms. McGillis became an officer of the Company in January 1997. Prior to joining the Company, Ms. McGillis served as Controller at ISI Systems, Inc. and as a Certified Public Accountant at Price Waterhouse. Ms. McGillis received a B.A. from Williams College and an M.S. in Accounting from Northeastern University.

SCIENTIFIC ADVISORY BOARD

          The Company's Scientific Advisory Board currently consists of seven individuals who have extensive experience in the field of polymer chemistry, virology, infectious disease, immunology, microbiology and molecular genetics. At the Company's request, the scientific advisors review and evaluate the Company's research programs and advise the Company about technical matters in the scientific fields in which the Company is involved. The Company's Scientific Advisory Board generally meets as a group at least once a year to review and discuss the Company's progress in research and development, and certain members of the Scientific Advisory Board meet informally in smaller groups or individually with Company scientists on a more frequent basis. Each member of the Scientific Advisory Board has entered into a consulting agreement with the Company. The consulting agreements are for varying terms and provide for each of the members to render advice to the Company in the area of the Company's business and such member's expertise. Members of the Scientific Advisory Board are entitled to receive annual compensation of up to $10,000 for their services and may receive options to purchase Common Stock under the Plan. In addition, Drs. Essex and Mekalanos have separate consulting agreements with the Company pursuant to which they receive additional compensation. It is possible that any inventions or processes discovered by the scientific advisors will remain the property of such person or of such persons' employers. In addition, the institutions with which the scientific advisors are affiliated may make available the research services of their personnel, including the scientific advisors, to competitors of the Company pursuant to sponsored research agreements.

          The following table sets forth the name and current position of each scientific advisor:

          Name                        Position
          ----                        --------
          Barry Bloom, M.D............Retired (Former Executive Vice President, Pfizer, Inc.)

          Robert Langer, Ph.D.........The Germeshausen Professor, Department of Chemical
                                      Engineering, Massachusetts Institute of Technology

          Myron Essex, D.V.M., Ph.D...Chairman, Department of Cancer Biology, Harvard School
                                      of Public Health, Chairman of Harvard AIDS Institute

          Brian Mahy, Ph.D., Sc.D.....Director of Viral and Rickettsial Diseases, the Centers for
                                      Disease Control and Prevention

          John Mekalanos, Ph.D........Chairman, Department of Microbiology and Molecular
                                      Genetics, Harvard Medical School

          Morton Swartz, M.D..........Chief, James Jackson Firm Medical Services & Infectious
                                      Disease Unit of Massachusetts General Hospital, Professor,
                                      Harvard Medical School

          Hans Wigzell, Ph.D..........President, Karolinska Institute, Stockholm


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          The Common Stock of the Company began trading in June 1996 (subsequent to the initial public offering) on the NASDAQ National Market under the symbol "VRII". The following table lists the high and low sales prices for each quarter the Common Stock traded during 1996. Prior to the offering in June 1996, no established public trading market existed.

         1996 Quarter          High         Low
         ------------          ----         ---
         First                 N/A          N/A
         Second                12-1/4       9
         Third                 9-1/4        5-7/8
         Fourth                8-1/4        4-3/4

          As of January 31, 1997, the approximate number of common shareholders of record was 90. This does not include shareholders for whom shares are held in "street" name.

          The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

          In January 1996, the Company sold an aggregate 118,036 shares of its Series D Preferred Stock for a purchase price of $4.236 per share to Pasteur Merieux and OraVax, Inc. In April 1996, the Company sold 236,105 shares of Series D Convertible Preferred Stock for a purchase price of $4.236 per share to Pasteur Merieux. These shares automatically converted into an aggregate 118,047 shares of Common Stock of the Company upon consummation of the Company's Initial Public Offering.

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

          The selected financial information presented below has been derived from the audited financial statements of the Company, and should be read in conjunction with the Company's Financial Statements and related Notes thereto.

                                                                                                                       FEBRUARY 11,
                                                                                                                          1991
STATEMENT OF OPERATIONS DATA:                                                                                          (INCEPTION)
                                                                      YEAR ENDED DECEMBER 31,                            THROUGH
                                                                                                                         DECEMBER
                                                                                                                            31,
                                           1996            1995            1994            1993            1992            1996
------------------------------------------------------------------------------------------------------------------------------------
REVENUE:
Licensing and option revenue            $4,520,000      $  770,000      $  700,000      $     --        $     --       $ 5,990,000
Research and development revenue         1,476,449       1,067,480          21,269            --              --         2,565,198
Interest income                            851,082         126,249         163,591          83,610            --         1,224,532
                                        ------------------------------------------------------------------------------------------
TOTAL REVENUE                            6,847,531       1,963,729         884,860          83,610            --         9,779,730

EXPENSES:
Research and development                 5,262,507       5,734,427       5,756,042       4,205,781       2,430,785      24,009,480
General and administrative               2,328,204       1,854,732       1,887,512       1,452,344       1,228,679       8,964,359
Depreciation                               673,436         583,654         517,756         268,391          68,993       2,117,831
Interest expense                           165,320          87,944          52,332          84,315         239,147         653,228
                                        ------------------------------------------------------------------------------------------
TOTAL EXPENSES                           8,429,467       8,260,757       8,213,642       6,010,831       3,967,604      35,744,898
                                        ------------------------------------------------------------------------------------------
NET LOSS                               ($1,581,936)    ($6,297,028)    ($7,328,782)    ($5,927,221)    ($3,967,604)   ($25,965,168)
                                        ==========================================================================================

Pro forma net loss per common share    ($     0.21)    ($     0.99)
                                        ==========================

Shares used in computing pro forma
  net loss per common share              7,639,726       6,391,454



BALANCE SHEET DATA:
                                                                     DECEMBER 31,

                                        1996           1995           1994             1993            1992
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents           $15,209,180    $ 1,180,176     $ 5,669,490     $   954,134      $   19,814
Total assets                         27,437,531      2,727,905       7,667,363       2,742,301         955,098
Notes payable                              --          923,315            --              --         1,031,988
Lease obligation payable, less
  current portion                        64,351        210,842          46,838         220,028         244,448
Redeemable convertible preferred
  stock                                    --       24,527,073      24,508,053      12,581,906       3,936,231
Total stockholders' equity
  (deficit)                         $25,950,856   ($24,248,340)   ($18,043,081)   ($10,751,850)    ($4,821,027)

          The Company has paid no cash dividends since inception.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

          The following discussion of the financial condition and results of operations of the Company for the years ended December 31, 1996, 1995 and 1994 should be read in conjunction with the accompanying audited financial statements and the related notes thereto.

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

OVERVIEW

          Virus Research Institute, Inc. (the "Company") is engaged in the discovery and development of vaccine delivery systems and improved and novel vaccines for adults and children. The Company is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy, lower the cost of administration and improve patient compliance for a variety of vaccine products. The Company and its collaborators currently are applying the Company's vaccine delivery systems to develop vaccines for the prevention of influenza, Lyme disease, and H. pylori infections. The Company has entered into long-term collaboration agreements with Pasteur Merieux Connaught (PMC), Pasteur Merieux-OraVax and CSL, Ltd. pursuant to which they may utilize the Company's vaccine delivery systems in developing a number of vaccines. The Company is also developing its own proprietary vaccines utilizing antigens licensed exclusively by the Company. These vaccines include an oral vaccine for rotavirus infection, which is a gastrointestinal disease of infants, and a vaccine for the virus causing genital herpes, HSV2.

          The Company is in the development stage and has devoted substantially all of its resources to the research and development of its vaccine delivery systems and vaccine candidates and general and administrative expenses. Through December 31, 1996 the Company has not generated any revenue from product sales, but has received an aggregate of $9,780,000 in revenues from licensing and option agreements, research and development agreements and grants, and interest income. There can be no assurance that the Company will receive such revenue in the future.

          The Company has realized losses in every year since inception principally as a result of expenditures incurred in its research and development programs. The Company expects to continue to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates, investment in new technologies, investment in production capabilities for certain product candidates and expenditures for commercialization activities. The Company's results of operations may vary significantly from quarter to quarter due to the timing of license and milestone payments, development expenditures and other factors.

NEW DEVELOPMENTS

          The Company completed its initial public offering on June 11, 1996 in which it sold 2,300,000 shares of Common Stock at a price of $12.00 per share. The net proceeds to the Company from such sale totaled approximately $24.7 million, a portion of which was used to repay indebtedness and the balance of which is being devoted to research and development activities and for working capital and other general corporate purposes.

          In July 1996, the Company commenced a Phase I/II clinical trial of its rotavirus vaccine candidate. The clinical trial was a double-blinded, placebo controlled study designed to define the optimal vaccine dose and optimal age for immunization. The enrollment of infants for this study, which was conducted at Children's Hospital in Cincinnati, Ohio and Johns Hopkins University in Baltimore, Maryland, was completed in November 1996. Preliminary results from this study are now available and the Company expects to begin a Phase II efficacy study in 1997.

          In September 1996, the Company's collaborator, PMC, initiated a Phase I clinical trial of an Adjumer(TM)-formulated influenza vaccine in France. The study, which is designed to evaluate the safety of the vaccine, is the first occasion in which Adjumer(TM) has been administered to human volunteers. The completion of toxicology studies, polyphosphazene process development and the initiation of the Phase I study resulted in the receipt of $4.5 million in milestone payments from PMC during 1996.

RESULTS OF OPERATIONS

REVENUE
                                                             ($000)
                                                    YEAR ENDED DECEMBER 31,

                                                1996          1995        1994
                                                ----          ----        ----
Licensing and option                          $4,520        $  770        $700
Research and development                       1,477         1,068          21
Interest income                                  851           126         164
                                              ------        ------        ----

       Total revenue                          $6,848        $1,964        $885
                                              ------        ------        ----


          Total revenue increased by $4,884,000 to $6,848,000 in 1996 from $1,964,000 in 1995 and increased by $1,079,000 in 1995 from $885,000 in 1994.
Licensing and option revenue increased by $3,750,000 to $4,520,000 in 1996 from $770,000 in 1995. During 1996, the Company received $4,500,000 for the achievement of milestones pursuant to the agreement with PMC. Revenue from licensing and option payments in 1995 consisted principally of $750,000 received under a collaboration agreement with Chiron Corporation. In 1994, revenue from licensing and option payments consisted of $500,000 from PMC and $200,000 from Merck, respectively. Research and development revenue increased by $409,000 to $1,477,000 in 1996 from $1,068,000 in 1995 and increased by $1,047,000 in 1995 from $21,000 in 1994. During 1996, the Company received $1,250,000 from PMC and $137,000 from SmithKline Beecham plc. Research and development revenue in 1995 consisted primarily of payments of $625,000 and $413,000 received under the PMC and SmithKline agreements, respectively. Research and development revenue was minimal during 1994 and consisted primarily of revenue from government grants. Interest income increased by $725,000 to $851,000 in 1996 from $126,000 in 1995. The increase is due to an increase in cash, cash equivalents and investments derived principally from the proceeds of the Company's initial public offering.

EXPENSES
                                                             ($000)
                                                    YEAR ENDED DECEMBER 31,

                                                1996          1995        1994
                                                ----          ----        ----
Research and development                      $5,263        $5,734      $5,756
General and administrative                     2,328         1,855       1,888
Depreciation                                     673           584         518
Interest                                         165            88          52
                                              ------        ------      ------

    Total expenses                            $8,429        $8,261      $8,214
                                              ------        ------      ------


          The Company's total expenses increased by $168,000 to $8,429,000 in 1996 from $8,261,000 in 1995 and increased by $47,000 in 1995 from $8,214,000 in
1994. Research and development expenses decreased by $471,000 to $5,263,000 in 1996 principally due to a reduction in outside consulting costs, the conclusion of certain sponsored research agreements and a savings in polymer manufacturing costs. Research and development expenses declined slightly from 1994 to 1995. General and administrative expenses increased by $473,000 to $2,328,000 in 1996 from $1,855,000 in 1995 principally due to an increase in compensation and recruiting costs, and the payment of $250,000 in foreign withholding taxes associated with milestone payments from PMC. These increases were partially offset by reductions in consulting and legal costs. General and administrative costs declined by $33,000 from 1994 to 1995 primarily as a result of a reduction in recruiting costs offset by increases in legal and consulting costs associated with the negotiation of collaboration agreements in connection with the Company's programs. Depreciation expense increased $89,000 to $673,000 in 1996 from $584,000 in 1995 and increased by $66,000 in 1995 from $518,000 in 1994 due to the Company's increased investment in laboratory equipment and leasehold improvements. Interest expense increased by $77,000 to $165,000 in 1996 from $88,000 in 1995 and increased in 1995 by $36,000 from $52,000 in 1994 primarily due to increased interest costs associated with certain equipment leases entered into in 1995 and short term loans entered into in 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

          From inception (February 11, 1991) through December 31, 1996, the Company's cash expenditures have exceeded revenues. The Company's operations have been funded principally through the sale of equity, loans from stockholders, equipment lease financing and payments under licensing, option and research and development agreements. Net cash used by the Company's operations since inception was $22,863,000, primarily to fund research and development efforts and general and administrative expenses. Since inception the Company has incurred $2,914,000 in capital expenditures, primarily for leasehold improvements and equipment for the Company's laboratories. During the year ended December 31, 1996 the Company incurred $349,000 in capital expenditures primarily for improvements to its polymer chemistry and other laboratory facilities. The Company anticipates incurring approximately $500,000 in capital expenditures during 1997, primarily on equipment necessary for the scale up of polyphosphazene manufacturing.

          From inception through December 31, 1996, the Company raised net proceeds of approximately $51,806,000 through the sale of equity securities. Included in this amount are net proceeds of $24,743,000 from the Company's initial public offering in 1996 and the conversion to common stock of an aggregate of $7,974,000 in notes payable to certain stockholders. In addition, from inception the Company has funded $751,000 of capital expenditures through sale and leaseback transactions and has made $684,000 in principal payments on lease obligations. In April 1996, the Company entered into a loan agreement with a bank pursuant to which it borrowed $1,000,000. The principal plus accrued interest on the loan was repaid from the proceeds of the Company's initial public offering.

          In December 1994, PMC made a $3,000,000 equity investment in the Company in connection with the execution of a collaboration agreement relating to Adjumer(TM). In January 1996, PMC and OraVax, Inc. each made an equity investment of $250,000 in connection with the execution of an option agreement relating to VibrioVec(TM). PMC made an additional equity investment of $1,000,000 in April 1996 associated with the Adjumer(TM) collaboration agreement. These amounts are included in the $51,806,000 referenced above.

          As of December 31, 1996 the Company's federal net operating loss carryforwards were approximately $7,900,000. If not used, the tax loss carryforwards will expire at various dates through 2011. The Company's ability to use these carryforwards is subject to limitations resulting from an ownership change as defined in Internal Revenue Code Section 382 and 383. See Note H of Notes to Financial Statements.

          The Company expects to incur substantial additional costs, including those related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, process scale up and manufacture, and the expansion of its facilities. The Company anticipates that its existing funds, which include the proceeds from its initial public offering and interest earned thereon, should be sufficient to fund its operating and capital requirements as currently planned for the next twenty four months. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors. In the future, the Company may need to raise substantial additional funds through additional financing, including public or private equity offerings and collaborations with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies the Company would otherwise seek to develop and commercialize itself, any of which could have a material adverse effect on the Company.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------------------------------

          Not applicable.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          The information regarding Directors required by this Item is incorporated by reference to the Section entitled "Proposal 1: Election of Directors" of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement"). The information regarding Executive Officers is included in Part I of this Form 10-K.

          The information regarding Compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the Section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information required by this Item is incorporated by reference to the Section entitled "Compensation of Executive Officers" of the Company's Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The information required by this Item is incorporated by reference to the Section entitled "Security Ownership of Management and Certain Beneficial Owners" of the Company's Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The information required by this Item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

(a)       1.   Financial Statements

          The following financial statements are filed as part of this
          Form 10-K.
                                                                           Page
                                                                           ----
          Report of Independent Auditors                                    22

          Balance Sheets as of December 31, 1996 and 1995                   23

          Statements of Operations for the years ended
             December 31, 1996, 1995 and 1994, and for the period
             February 11, 1991 (Inception) through December 31, 1996        24

                                                                           Page
                                                                           ----

          Statement of Changes in Stockholders' Equity (Deficit) for
             the period February 11, 1991 (Inception) through
             December 31, 1996                                              25

          Statements of Cash Flows for the years ended December 31,
             1996, 1995 and 1994, and for the period February 11, 1991
             (Inception) through December 31, 1996                          26

          Notes to Financial Statements                                     27

          2.   Financial Statement Schedule and Auditors' Report

          Schedules are omitted since the required information is inapplicable or because the information required is shown in the Financial Statements or Notes thereto.

          3.   Exhibits

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

          Exhibit No.       Description
          -----------       -----------

          3.1 (2) Amended and Restated Certificate of Incorporation of Virus Research Institute, Inc.

          3.2 (2)           Amended and Restated By-Laws of Virus Research
                            Institute, Inc.

          10.1 (1) Virus Research Institute, Inc. 1992 Equity Incentive Plan, as amended and restated.

          10.2 (1)          Form of Stock Option Agreement.

          10.3 Lease dated December 1, 1996, between the Registrant and Moulton Realty Company.

          10.4 (1) Series D Convertible Preferred Stock Purchase Agreement dated December 20, 1994.

          10.5 (1) Series D Convertible Preferred Stock Purchase Agreement dated January 5, 1996.

          10.6 (1) Second Amended and Restated Stockholders Agreement dated April 8, 1994 and amendments.

          10.7 (1)          Form of Warrant Agreement dated as of
                            February 10, 1994.

          10.8 (1) Form of Warrant to purchase shares of Common Stock dated February 10, 1994 issued pursuant to
                            Exhibit 10.7.

          10.9 (1) Loan Agreement dated as of September 14, 1995 between the Registrant and certain stockholders, with forms of Convertible Promissory Note and Warrant Agreement attached.

          10.10 (1)         Form of Warrant to purchase shares of Common Stock
                            dated December 14, 1995 issued pursuant to Exhibit
                            10.9.

          10.11 (1)         Warrants issued to Comdisco, Inc. ("Comdisco") to
                            purchase shares of Series A Preferred Stock and Series C Preferred Stock.

          10.12 (1)         Master Lease Agreement dated as of August 31, 1992,
                            between the Registrant and Comdisco.

          10.13 (1)         License Agreement, dated as of May 1, 1992, between
                            the Registrant and the President and Fellows of Harvard College ("Harvard") as amended.

          10.14 (1)         License and Clinical Trials Agreement, dated as of
                            February 27, 1995, between the Registrant and The
                            James N. Gamble Institute of Medical Research
                            (assigned to Children's Hospital of Cincinnati).

          10.15 (1)         License Agreement, dated as of March 12, 1995,
                            between the Registrant, Harvard and Dana-Farber
                            Cancer Institute.

          10.16 (1)         License Agreement, dated December 6, 1991, between
                            the Registrant and Massachusetts Institute of Technology.

          10.17 (1)         License Agreement, dated March 8, 1995, between the
                            Registrant and The Penn State Research Foundation.

          10.18 (1)         License Agreement, dated as of December 13, 1994,
                            between the Registrant and Pasteur Merieux Serums &
                            Vaccins S.A. ("Pasteur Merieux").

          10.19 (1)         License Agreement, dated as of August 2, 1995,
                            between the Registrant and Pasteur Merieux.

          10.20 (1)         Option Agreement, dated as of November 22, 1995,
                            among the Registrant, Pasteur Merieux, OraVax, Inc.,
                            OraVax Merieux Co. and Merieux OraVax S.N.C.
                            relating to PCPP.

          10.21 (1)         Option Agreement dated as of November 22, 1995,
                            among the Registrant, Pasteur Merieux, OraVax, Inc.,
                            OraVax Merieux Co. and Merieux OraVax S.N.C.
                            relating to VibrioVec(TM).

          10.22 (1)         Research Agreement, dated January 10, 1996, between
                            the Registrant and CSL Limited.

          10.23 (1)         Collaborative Research and License Agreement, dated
                            as of June 22, 1995, between the Registrant and SmithKline Beecham plc.

          10.24 (1)         Research and Development License and Option for
                            Commercial License Agreement, dated as of December
                            28, 1995, between the Registrant and Chiron
                            Corporation.

          11.1              Computation of Pro Forma Loss Per Share.

          23.1              Consent of Richard A. Eisner & Company, LLP

          27.1              Financial Data Schedule.

          ---------------
          (1) Incorporated by reference to the relevant exhibit to Virus Research Institute, Inc.'s Registration Statement on Form S-1 (File No. 333-3378) as filed with the SEC on June 6, 1996.
          (2) Incorporated by reference to the relevant exhibit to Virus Research Institute, Inc.'s Form 10-Q for the quarter ended June 30, 1996 as filed with the SEC on August 8, 1996.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on the 17th day of March, 1997.

                                        VIRUS RESEARCH INSTITUTE, INC.


                                        By: /s/ J. BARRIE WARD, PH.D.
                                            --------------------------
                                            J. Barrie Ward, Ph.D.


                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                Signature               Title                                 Date
                ---------               -----                                 ----

/s/ J. BARRIE WARD, PH.D.               Chief Executive Officer and           March 17, 1997
----------------------------------        Chairman of the Board (principal
    J. Barrie Ward, Ph.D.                 executive officer)


/s/ WILLIAM A. PACKER                   President, Chief Financial Officer    March 17, 1997
----------------------------------        and Director (principal financial
    William A. Packer                     officer)


/s/ LISA P. MCGILLIS                    Director of Finance (principal        March 17, 1997
----------------------------------        accounting officer)
    Lisa P. McGillis


                                        Director                              March   , 1997
----------------------------------
    Costas E. Anagnostopoulos


/s/ JOHN W. LITTLECHILD                 Director                              March 17, 1997
----------------------------------
    John W. Littlechild


/s/ ALAN M. MENDELSON                   Director                              March 17, 1997
----------------------------------
    Alan M. Mendelson


/s/ FREDERICK W. KYLE                   Director                              March 17, 1997
----------------------------------
    Frederick W. Kyle


/s/ ROBERT J. HENNESSEY                 Director                              March 17, 1997
----------------------------------
    Robert J. Hennessey


                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Virus Research Institute, Inc.
Cambridge, Massachusetts

     We have audited the accompanying balance sheets of Virus Research Institute, Inc. (a development stage company) as at December 31, 1996 and December 31, 1995, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996, and for the period from February 11, 1991 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Virus Research Institute, Inc. at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, and the period from February 11, 1991 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.




Cambridge, Massachusetts
January 24, 1997



                                           /s/ RICHARD A. EISNER & COMPANY, LLP

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1996            1995
                                                             ------------    ------------
Current assets:
  Cash and cash equivalents (Note E)                         $ 15,209,180    $  1,180,176
  Marketable securities (Note E)                               10,339,985            --
  Interest receivable                                             218,285            --
  Prepaid expenses                                                220,534         199,097
  Other current assets                                                659          34,845
                                                             ------------    ------------
     Total current assets                                      25,988,643       1,414,118

Noncurrent assets:
  Marketable securities (Note E)                                  499,891            --
  Leasehold improvements and equipment (net
    of accumulated depreciation and amortization
    of $2,015,483 at December 31, 1996 and
    $1,342,046 at December 31, 1995)  (Note D)                    881,363       1,205,487
  Other assets                                                     67,634         108,300
                                                             ------------    ------------
     Total noncurrent assets                                    1,448,888       1,313,787

                                                             ------------    ------------
     Total assets                                            $ 27,437,531    $  2,727,905
                                                             ============    ============

Current liabilities:
  Notes payable  (Note G (3))                                $       --      $    923,315
  Accounts payable                                                 43,809         372,577
  Accrued rent                                                       --            50,417
  Accrued consulting and research fees                            810,677         457,712
  Other accrued expenses                                          412,759         259,219
  Current portion of lease obligation payable (Note F(2))         155,079         175,090
                                                             ------------    ------------
      Total current liabilities                                 1,422,324       2,238,330

Lease obligation payable, less current portion (Note F(2))         64,351         210,842

Commitments (Notes C and F)

Redeemable convertible  preferred stock  (Note G)                    --        24,527,073

Stockholders' equity (deficit) (Notes A, F and G):

  Preferred stock -- $.001 par value; 5,000,000 shares
    authorized, none issued                                          --              --

  Common stock -- $.001 par value;  30,000,000 shares
    authorized;  8,845,027 shares issued at December 31,
    1996 and 690,004 shares issued at December 31, 1995             8,845             690


  Additional paid-in capital                                   51,907,179         134,202

  Deficit accumulated during the development stage            (25,965,168)    (24,383,232)

                                                             ------------    ------------
      Total stockholders' equity (deficit)                     25,950,856     (24,248,340)
                                                             ------------    ------------
      Total liabilities and stockholders' equity (deficit)   $ 27,437,531    $  2,727,905
                                                             ============    ============


                        SEE NOTES TO FINANCIAL STATEMENTS

                             VIRUS RESEARCH INSTITUTE, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS

                                                                                        FEBRUARY 11,
                                                                                            1991
                                                                                        (INCEPTION)
                                                     YEAR ENDED DECEMBER 31,              THROUGH
                                                                                        DECEMBER 31,
                                           1996           1995            1994             1996
-------------------------------------------------------------------------------------------------------------
REVENUE  (NOTE B(1)):
Licensing & option revenue              $4,520,000     $   770,000     $   700,000    $  5,990,000
Research & development revenue           1,476,449       1,067,480          21,269       2,565,198
Interest income                            851,082         126,249         163,591       1,224,532
                                        ----------------------------------------------------------
TOTAL REVENUE                            6,847,531       1,963,729         884,860       9,779,730

EXPENSES:
Research and development (Note C)        5,262,507       5,734,427       5,756,042      24,009,480
General and administrative               2,328,204       1,854,732       1,887,512       8,964,359
Depreciation                               673,436         583,654         517,756       2,117,831
Interest expense                           165,320          87,944          52,332         653,228
                                        ----------------------------------------------------------
TOTAL EXPENSES                           8,429,467       8,260,757       8,213,642      35,744,898
                                        ----------------------------------------------------------
NET LOSS                               ($1,581,936)    ($6,297,028)    ($7,328,782)   ($25,965,168)
                                        ==========================================================


Pro forma net loss per common share    ($     0.21)    ($     0.99)
                                        ==========================

Shares used in computing pro forma
  net loss per common share              7,639,726       6,391,454



                        SEE NOTES TO FINANCIAL STATEMENTS


                                           VIRUS RESEARCH INSTITUTE, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                Common Stock                              Deficit
                                                         --------------------------                     Accumulated
                                                                                          Additional      During
                                                                            Par           Paid-in       Development
                                                            Shares         Value          Capital          Stage             Total
                                                          -------------------------------------------------------------------------
Sale of common stock (restated to reflect change in
   par value to $.001 from $.01 per share)                    1,667     $         2     $       498     $         0    $        500
Net loss -- February 11, 1991 (inception)
   through December 31, 1991                                                                               (862,597)       (862,597)
                                                          -------------------------------------------------------------------------
Balance December 31, 1991                                     1,667               2             498        (862,597)       (862,097)

Sale of common stock -- August 1992                             607               1           1,819                           1,820
Recapitalization, October 1992:
   1,000 for 1 stock split                                2,271,060           2,271          (2,271)                         --
   Surrender of common stock by HCV II                   (1,291,667)         (1,292)            905                            (387)
Sale of common stock -- November 1992                        48,275              48           7,193                           7,241
Net loss for the year                                                                                    (3,967,604)     (3,967,604)
                                                          -------------------------------------------------------------------------
Balance December 31, 1992                                 1,029,942           1,030           8,144      (4,830,201)     (4,821,027)

Cancellation of shares pursuant to founders'
   plan amendment                                          (282,000)           (282)           (564)                           (846)
Purchase and cancellation of treasury shares               (105,917)           (106)         (2,662)                         (2,768)
Stock options exercised                                          83            --                12                              12
Net loss for the year                                                                                    (5,927,221)     (5,927,221)
                                                          -------------------------------------------------------------------------
Balance December 31, 1993                                   642,108             642           4,930     (10,757,422)    (10,751,850)

Stock options exercised                                       1,475               2             321                             323
Founder option exercised                                     43,333              43          37,007                          37,050
Stock warrants exercised                                        185            --               178                             178
Net loss for the year                                                                                    (7,328,782)     (7,328,782)
                                                          -------------------------------------------------------------------------
Balance December 31, 1994                                   687,101             687          42,436     (18,086,204)    (18,043,081)

Stock options exercised                                       2,903               3           1,766                           1,769
Common stock warrants issued in conjunction
   with notes payable                                                                        90,000                          90,000
Net loss for the year                                                                                    (6,297,028)     (6,297,028)
                                                          -------------------------------------------------------------------------
Balance December 31, 1995                                   690,004             690         134,202     (24,383,232)    (24,248,340)

Conversion of notes payable to investors                    217,927             218         987,874                         988,092
Cashless exercise of stock warrants                          17,363              17             (17)                         --
Conversion of redeemable convertible
   preferred stock                                        5,553,579           5,554      26,003,825                      26,009,379
Stock options exercised                                      66,154              66          40,900                          40,966
Shares issued at Initial Public Offering                  2,300,000           2,300      27,597,700                      27,600,000
Costs of offering                                                                        (2,857,305)                     (2,857,305)
Net loss for the year                                                                                    (1,581,936)     (1,581,936)
                                                          -------------------------------------------------------------------------
Balance December 31, 1996                                 8,845,027     $     8,845     $51,907,179    ($25,965,168)   $ 25,950,856
                                                          =========================================================================



                        SEE NOTES TO FINANCIAL STATEMENTS


                                               VIRUS RESEARCH INSTITUTE, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF CASH FLOWS
                                                                                                          FEBRUARY 11,
                                                                                                              1991
                                                                                                          (INCEPTION)
                                                                       YEAR ENDED DECEMBER 31,              THROUGH
                                                                                                          DECEMBER 31,
                                                               1996            1995            1994           1996
                                                           ------------------------------------------------------------
Cash flows from operating activities:

  Net loss                                                ($  1,581,936)   ($ 6,297,028)   ($ 7,328,782)  ($ 25,965,168)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation & amortization                                 700,188         599,435         517,756       2,160,365
    Conversion of accrued interest to preferred stock            46,026            --            12,347          58,373
    Changes in operating assets and liabilities:
      (Increase) decrease in prepaid expenses
      and other assets                                         (164,869)        112,784        (199,379)       (383,985)
      Increase in accounts payable and accrued expenses         127,320         157,611         463,317       1,267,244
                                                           ------------------------------------------------------------
     Net cash used in operating activities                     (873,271)     (5,427,198)     (6,534,741)    (22,863,171)

Cash flows from investing activities:
  Purchases of marketable securities, net of redemptions    (10,839,876)           --              --       (10,839,876)
  Capital expenditures                                         (349,312)       (129,561)       (528,084)     (2,914,292)
   Other                                                           --              --              --           (46,182)
                                                           ------------------------------------------------------------
     Net cash used in investing activities                  (11,189,188)       (129,561)       (528,084)    (13,800,350)

Cash flows from financing activities:
   Proceeds from notes payable                                     --         1,000,000       1,000,000       7,973,668
   Sale & leaseback related to capital acquisitions                --           250,000            --           751,311
   Principal payments on lease obligations                     (174,503)       (183,344)       (173,171)       (684,195)
   Sale of common stock                                      27,640,966           1,769          37,551      27,689,859
   Sale of preferred stock                                    1,500,140            --        10,982,528      19,258,613
   Offering costs                                            (2,875,140)           (980)        (68,727)     (3,112,941)
   Founders' shares reacquired                                     --              --              --              (846)
   Purchase of treasury stock                                      --              --              --            (2,768)
                                                           ------------------------------------------------------------
   Net cash provided by financing activities                 26,091,463       1,067,445      11,778,181      51,872,701

Net increase (decrease) in cash and cash equivalents         14,029,004      (4,489,314)      4,715,356      15,209,180

Cash and cash equivalents, beginning of period                1,180,176       5,669,490         954,134            --
                                                           ------------------------------------------------------------
Cash and cash equivalents, end of period                   $ 15,209,180     $ 1,180,176     $ 5,669,490    $ 15,209,180
                                                           ============================================================

Supplemental disclosure of cash flow information:
  Interest paid during the period                          $     63,473     $    61,915     $    52,330    $    230,663


See Notes E, F and G with respect to noncash financing and leasing transactions.

                        SEE NOTES TO FINANCIAL STATEMENTS

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

(NOTE A) -- THE COMPANY:

     Virus Research Institute, Inc. (the "Company") is a development stage company engaged in the discovery and development of vaccine delivery systems and improved and novel vaccines for adults and children.

     In May 1996, the stockholders approved a one-for-three reverse split of the outstanding shares of the Company's common stock. All references to common stock, options, warrants, per share data and the conversion rates of the convertible preferred stock have been restated to give effect to the reverse split.

     The Company has incurred substantial losses since inception while it has been in the development stage and such losses are expected to continue. In June 1996, the Company completed an initial public offering of 2,300,000 shares of common stock for $12.00 per share, resulting in net proceeds of approximately $24,743,000. (See Note G(1)). The Company anticipates that the proceeds from the initial public offering in conjunction with payments received from collaborative partners will allow the Company to meet its obligations through December 31, 1998.


(NOTE B) -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(1)  REVENUE RECOGNITION:

     Nonrefundable, noncreditable licensing and option fees and milestone payments are recognized when they are earned in accordance with the performance requirements and contractual terms. Research and development revenues and grants are recognized over the period of performance under the terms of the related agreements.

     Licensing revenue represents amounts paid by companies for the use of or access to the Company's proprietary technology. Option revenue represents payments for the right to evaluate the Company's proprietary technology which may or may not result in a licensing or collaborative development agreement. Research and development revenue represents amounts earned by the Company from collaborative partners for sponsored research activities.

(2)  DEPRECIATION AND AMORTIZATION:

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the life of the lease.

(3)  PATENT AND LICENSING COSTS:

     As a result of research and development efforts conducted by the Company, it has received and applied for, and is in the process of applying for, a number of patents to protect proprietary inventions and licenses to use certain intellectual property. Costs incurred in connection with patent applications and licenses have been expensed as incurred and are reflected as general and administrative expenses.

(4)  CASH AND CASH EQUIVALENTS:

     The Company considers all highly liquid investments with maturities of three months or less, when acquired, to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

(5)  INVESTMENTS IN MARKETABLE SECURITIES:

     In addition to cash equivalents, the Company has investments in corporate and municipal debt securities that are classified in the balance sheet as held-to-maturity in accordance with the provisions of Statement of Financial Accounting Standard No. 115 (SFAS No. 115), "Accounting for Certain Instruments in Debt and Equity Securities." Held-to-maturity investments are securities the Company has the positive intent and ability to hold to maturity. These securities are accounted for at amortized cost, which approximates fair value.

(6)  INCOME TAXES:

     Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

(7)  USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for depreciation and amortization, taxes and contingencies.

(8)  STOCK-BASED COMPENSATION:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company adopted this standard in 1996 by making the required note disclosures only. Therefore, the adoption of this standard did not have an effect on the Company's financial position or results of operations.

(9) PRO FORMA NET LOSS PER SHARE:

     Pro forma net loss per common share is based on the pro forma weighted average number of common shares outstanding during the periods presented as adjusted to reflect the conversion of all preferred stock on a retroactive basis as of January 1, 1995 or date of issuance, if later. Pursuant to the requirements of the SEC, common stock or other potentially dilutive instruments issued by the Company during the twelve months immediately preceding the initial public offering at prices below the public offering price have been included in the calculation of weighted average common shares outstanding for the years prior to the year ended December 31, 1996 using the treasury stock method.


(NOTE C) -- RESEARCH, LICENSE AND CONSULTING AGREEMENTS:

     The Company has entered into various research, license and consulting agreements to support its research and development activities. These agreements generally expire over several future years although some are automatically renewable on an annual basis unless cancelled by either party. Amounts charged to operations in connection with these agreements for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $650,000, $1,255,000 and
$1,565,000, respectively. The Company expects to incur similar expenses in future years. Some of the above agreements contain provisions for future royalties to be paid on sales of products developed under the agreements.


(NOTE D) -- LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

     Leasehold improvements and equipment, including approximately $533,000 acquired under capital leases, are stated at cost and are summarized as follows:

                                                               December 31,
                                                            1996          1995
                                                            ----          ----
       Laboratory furniture, fixtures and equipment     $1,366,074    $1,160,891
       Office furniture, fixtures and equipment            246,800       230,405
       Leasehold improvements                            1,283,972     1,156,237
                                                        ----------    ----------
             Total                                       2,896,846     2,547,533
       Less accumulated depreciation and amortization    2,015,483     1,342,046
                                                        ----------    ----------
             Balance                                    $  881,363    $1,205,487
                                                        ----------    ----------


(NOTE E) -- INVESTMENTS IN DEBT SECURITIES:

     As of December 31, 1996, the aggregate fair value of the held-to-maturity securities was $16,866,045, of which $1,000,000 are municipal securities and $15,866,045 are taxable securities. These amounts include an unrealized gain of $26,056.

     In the accompanying balance sheet $6,000,113 of the above securites are included in cash and cash equivalents. The remainder of the securities are reflected as follows:

       Marketable securities                      $10,339,985
       Marketable securities, long term           $   499,891


     The contractual maturities of the above securities are as follows:
       Within one year                            $16,340,098
       One to five years                          $   499,891

(NOTE F) -- COMMITMENTS:

     (1) Operating lease:

     In December 1996, the Company renewed its operating lease for office and research facilities for a period of five years. The Company has the option to renew the lease for an additional five years. The lease also provides that the Company pay all real estate taxes levied against the premises. The lease requires minimum annual rentals in 1997 through 2001 of $294,000.

     Rent expense for 1996, 1995 and 1994 amounted to approximately $267,000, $269,000 and $267,000, respectively.

     (2) Capital lease:

     The Company has entered into several capital leases for equipment, including sale and leaseback transactions. Future minimum payments under these leases at December 31, 1996 are as follows:

         Year Ended December 31,
         -----------------------
         1997                                          $162,609
         1998                                            74,588
                                                       --------
            Total                                       237,197
         Less amount representing interest               17,767
                                                       --------

         Present value of future lease payments         219,430
         Less amounts due within one year               155,079
                                                       --------
         Amount due after one year                     $ 64,351
                                                       --------


     During 1996, a lessor converted warrants issued during leasing arrangements originating in 1992 and 1995 into 17,363 shares of the Company's common stock. (See Note G).


(NOTE G) -- CAPITALIZATION:

     (1) Initial Public Offering:

     In June 1996, the Company completed an initial public offering of 2,300,000 shares of common stock for $12.00 per share, resulting in net proceeds of approximately $24,743,000.

     (2) Preferred stock:

     Prior to the initial public offering, the Company had been primarily financed through the sale of various series of preferred stock in exchange for cash and the conversion of indebtedness. All preferred shares then outstanding were converted into 5,553,579 shares of common stock upon the closing of the initial public offering.

     (3) Conversion of notes payable:

     During June 1996, the Company converted the principal amount of $1,000,000 and $46,026 of accrued interest into 653,770 shares of Series C redeemable convertible preferred stock which automatically converted into 217,927 shares of common stock upon the closing of the initial public offering.

     (4) Warrants:

     The Company has issued warrants to purchase common and preferred stock in connection with the issuance of notes payable and the establishment of capital leases. During June 1996, under the terms of a leasing agreement, a lessor exercised its warrants to purchase Series A and Series C convertible preferred stock. These preferred shares converted into 17,363 shares of common stock upon the closing of the initial public offering pursuant to a cashless exercise.

     Warrants outstanding at December 31, 1996 are as follows:

                                           Exercise
                          Number of          Price
        Security            Shares         Per Share           Expiration Date
        --------            ------         ---------           ---------------
     Common stock           33,570            $ .96           February 9, 2004
     Common stock           66,670             1.95           December 14, 2005
     Common stock           11,000             9.60           April 12, 2001

     The warrant agreements contain antidilution provisions related to future issuances of stock.

     (5) Common stock options:

     The Company has adopted an equity incentive plan providing for the issuance of restricted stock and the granting of options to purchase up to a combined total of 1,751,176 shares of common stock. The plan provides for the granting of both incentive stock options and nonstatutory stock options. The exercise price for any incentive stock options cannot be less than the fair market value on the date of grant, while the exercise price for nonstatutory options will be determined by the Board of Directors. The vesting periods for all options are determined by the Board of Directors. The Company had the following option activity during 1994, 1995 and 1996:

                                     Number of         Option Price
                                      Shares             Per Share
                                      ------             ---------
 Balance -- December 31, 1993         210,548         $ .15 to $ .93
     Granted                          542,806         $1.80 to $1.485
     Exercised                         (1,474)        $ .15 to $ .96
     Cancelled                         (1,660)        $ .15 to $1.485
                                      -------
 Balance -- December 31, 1994         750,220         $ .15 to $1.485
     Granted                           12,142         $1.485 to $3.75
     Exercised                         (2,903)        $. 15 to $1.47
     Cancelled                        (11,584)        $ .15 to $1.485
                                      -------
 Balance December 31, 1995            747,875         $ .15 to $3.75



      Granted                         325,172         $3.90 to $10.80
      Exercised                       (66,154)        $ .15 to $3.90
      Cancelled                       (14,515)        $ .795 to $10.80
                                       ------
   Balance December 31, 1996          992,378         $ .15 to $10.80
                                      -------


     Options for 398,168 shares are exercisable at December 31, 1996 at an average price of $1.13. At December 31, 1996, there were 688,192 shares available for future grant.

     (6) Stock-based compensation:

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" but applies Accounting Principles
Board Opinion No. 25 and related interpretations in accounting for its plan.
There was no compensation expense recognized in 1996 or 1995. If the Company had elected to recognize compensation cost for the plan based on the fair value at the grant date for awards under the plan, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                                           Year ended December 31,
                                            1996            1995
                                            ----            ----
  Net loss              As reported     $(1,581,936)    $(6,297,028)
                        Pro forma        (1,729,019)     (6,297,309)

  Net loss per share    As reported     $     ( .21)    $     (. 99)
                        Pro forma             ( .23)          ( .99)

     The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 2.5%; expected volatility of 50%; a risk free interest rate of 7.5%; and an expected holding period of ten years.


(NOTE H) -- INCOME TAXES:

     Through December 31, 1993, pursuant to provisions of the Internal Revenue Code, the Company was deferring all start-up costs because operations, as defined by the Internal Revenue Code, had not commenced. In addition, the Company elected to defer all research and development costs until revenues were generated. Effective January 1994, the Company began generating revenues and commenced operations for tax purposes and is amortizing all costs deferred through December 31, 1993 over 60 months. From January 1994 forward, the Company continues to defer research and development costs and amortizes such costs over 60 months for tax purposes.

     At December 31, 1996 and 1995, the Company had no current or deferred tax liability.

     The components of the Company's net deferred tax asset and the tax effects of the primary differences giving rise to the Company's deferred tax asset are as follows:

                                                            Year ended December 31,
                                                               1996          1995
                                                               ----          ----
Net operating loss carryforwards                           $ 3,100,000   $ 3,000,000
Deferred start-up costs for tax purposes                       380,000       550,000
Deferred research and development costs for tax purposes     5,595,000     5,250,000
Depreciation                                                   250,000       164,000
Patent costs                                                   349,000       165,000
Other                                                           36,000       171,000
                                                           -----------    ----------
Deferred tax asset                                           9,710,000     9,300,000
Valuation allowance                                        (9,710, 000)   (9,300,000)
                                                           -----------   -----------
Net deferred tax asset                                     $      --     $      --
                                                           -----------    ----------

     At December 31, 1996, the Company's net operating loss carryovers for federal income tax purposes amount to approximately $7,900,000 and expire through 2011. The Company's ability to use these carryforwards is subject to limitations resulting from an ownership change as defined in Internal Revenue Code Sections 382 and 383.

     During 1996, the Company adjusted its deferred tax assets to reflect the amounts reported in its tax return. Accordingly, although in total the deferred tax asset remains unchanged, the amounts shown in the above table reflect reclassifications between net operating loss carryforwards and deferred research and development costs from those presented in the prior financial statements.