Form 10-Q
period 1997-03-31
VIRUS RESEARCH INSTITUTE INC
filed 1997-05-08
CIK 902010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1997
------------------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
--------------------------------------------------------------------------------

Commission File number              0-20711
--------------------------------------------------------------------------------

                         VIRUS RESEARCH INSTITUTE, INC.
--------------------------------------------------------------------------------
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


                                 (617) 864-6232
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (X)     Yes           ( )  No

As of April 25, 1997, there were 8,894,225 shares of Common Stock outstanding.

                         VIRUS RESEARCH INSTITUTE, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                        Page

  Item 1. Financial Statements:
            Balance Sheets as of March 31, 1997 and
              December 31, 1996........................................3

            Statements of Operations for the Three
              Months Ended March 31, 1997 and 1996, and for the
              Period  from Inception through March 31, 1997............4

            Statements of Cash Flows for the Three Months
              Ended March 31, 1997 and 1996 and for the period
              from Inception through March 31, 1997....................5

            Notes to Financial Statements .............................6

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................7


PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings.........................................12

  Item 2.   Changes in Securities.....................................12

  Item 3.   Defaults upon Senior Securities...........................12

  Item 4.   Submission of Matters to a Vote of Security Holders.......12

  Item 5.   Other Information.........................................12

  Item 6.   Exhibits and Reports on Form 8-K..........................12

SIGNATURES ...........................................................13


                                       (2)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                MARCH 31,        DECEMBER 31,
                                                                  1997               1996
                                                              ------------       ------------

Current assets:
  Cash and cash equivalents                                   $ 12,498,360       $ 15,209,180
  Marketable securities                                         11,142,323         10,339,985
  Interest receivable                                              185,198            218,285
  Prepaid expenses                                                 287,276            220,534
  Other current assets                                              12,354                659
                                                              ------------       ------------
     Total current assets                                       24,125,511         25,988,643

Noncurrent assets:
  Marketable securities                                          1,497,844            499,891
  Leasehold improvements and equipment (net of
    accumulated depreciation and amortization of
    $2,146,090 at March 31, 1997 and
    $2,015,483 at December 31, 1996)                               838,059            881,363
  Other assets                                                      60,023             67,634
                                                              ------------       ------------
     Total noncurrent assets                                     2,395,926          1,448,888
                                                              ------------       ------------
     Total assets                                             $ 26,521,437       $ 27,437,531
                                                              ============       ============

Current liabilities:
  Accounts payable                                            $    274,910       $     43,809
  Accrued consulting and research fees                             929,821            810,677
  Other accrued expenses                                           467,359            412,759
  Deferred revenue                                                 537,491                  0
  Current portion of lease obligation payable                      152,127            155,079
                                                              ------------       ------------
     Total current liabilities                                   2,361,708          1,422,324

Lease obligation payable, less current portion                      32,026             64,351

Stockholders' equity:

  Preferred stock -- $.001 par value; 5,000,000 authorized, none issued

  Common stock -- $.001 par value; 30,000,000 shares
   authorized; 8,878,957 shares issued at March 31, 1997
   and 8,845,027 shares issued at December 31, 1996                  8,879              8,845

  Additional paid-in capital                                    51,924,807         51,907,179

  Deficit accumulated during the development stage             (27,805,983)       (25,965,168)


                                                              ------------       ------------
     Total stockholders' equity                                 24,127,703         25,950,856


                                                              ------------       ------------
     Total liabilities and stockholders' equity               $ 26,521,437       $ 27,437,531
                                                              ============       ============



                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (3)

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS


                                                                   THREE MONTHS ENDED            CUMULATIVE
                                                                        MARCH 31,                  SINCE
                                                                 1997              1996          INCEPTION
                                                            -----------------------------------------------

REVENUE:
Licensing and option revenue                                $         0       $    20,000      $  5,990,000
Research and development revenue                                387,491           525,000         2,952,689
Interest income                                                 332,780            12,427         1,557,312
                                                            -----------------------------------------------
TOTAL REVENUE                                                   720,271           557,427        10,500,001


EXPENSES:
Research and development                                      1,700,476         1,346,986        25,709,956
General and administrative                                      712,018           348,808         9,676,377
Depreciation                                                    130,607           168,585         2,248,438
Other expense                                                    17,985            59,957           671,213
                                                            -----------------------------------------------
TOTAL EXPENSE                                                 2,561,086         1,924,336        38,305,984
                                                            -----------------------------------------------
NET LOSS                                                    $(1,840,815)      $(1,366,909)     $(27,805,983)
                                                            ===============================================

Net loss per common share                                   $     (0.21)     $      (0.21)

Shares used in computing net loss per common share            8,861,992         6,425,559

                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (4)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                     THREE MONTHS ENDED          CUMULATIVE
                                                                         MARCH 31,                 SINCE
                                                                    1997           1996          INCEPTION
                                                                --------------------------------------------

Cash flows from operating activities:

Net Loss                                                        $(1,840,815)    $(1,366,909)    $(27,805,983)

Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation & amortization                                      132,606         181,835        2,292,971
   Conversion of accrued interest to preferred stock                      0               0           58,373
   Changes in operating assets and liabilities:
     Increase in prepaid expenses and other assets                  (37,738)       (195,411)        (421,723)
     Increase in accounts payable and accrued
      expenses                                                      404,844         178,465        1,672,088
     Increase in deferred revenue                                   537,491         312,500          537,491

                                                                --------------------------------------------
   Net cash (used in) operating activities                         (803,612)       (889,520)     (23,666,783)

Cash flows from investing activities:
   Purchases of marketable securities, net                       (1,800,291)              0      (12,640,167)
   Capital expenditures                                             (87,303)        (23,879)      (3,001,595)
   Other                                                                  0               0          (46,182)

                                                                --------------------------------------------
   Net cash (used in) investing activities                       (1,887,594)        (23,879)     (15,687,944)

Cash flows from financing activities:
   Proceeds from notes payable                                            0               0        7,973,668
   Sale & leaseback related to capital acquisitions                       0               0          751,311
   Principal payments on lease obligations                          (37,275)        (44,722)        (721,470)
   Sale of common stock                                              17,661             122       27,707,520
   Sale of preferred stock                                                0         500,000       19,258,613
   Offering costs                                                         0         (17,835)      (3,112,941)
   Founder's shares reacquired                                            0               0             (846)
   Purchase of treasury stock                                             0               0           (2,768)

                                                                --------------------------------------------
   Net cash provided by (used in) financing activities              (19,614)        437,565       51,853,087

Net increase (decrease) in cash                                  (2,710,820)       (475,834)      12,498,360

Cash and cash equivalents, beginning of period                   15,209,180       1,180,176                0

                                                                --------------------------------------------
Cash and cash equivalents, end of period                        $12,498,360     $   704,342     $ 12,498,360
                                                                ============================================

Supplemental disclosure of cash flow information:
     Interest paid during the period                            $     8,375     $    10,219     $    239,038


                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (5)

                         VIRUS RESEARCH INSTITUTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997


(1) FINANCIAL STATEMENT PRESENTATION

     The unaudited financial statements of Virus Research Institute, Inc. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results for the interim period presented are not necessarily indicative of the results for the full fiscal year.

(2)  NET LOSS PER COMMON SHARE

     The net loss per common share and shares used in computing net loss per common share for the three months ended March 31, 1996 are presented on a pro forma basis and are based on the weighted average number of common shares outstanding during the period presented and reflect the automatic conversion of all preferred stock then outstanding into common stock.


                                      (6)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company for the three months ended March 31, 1997 and 1996 should be read in conjunction with the accompanying unaudited financial statements and the related notes thereto.

     This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully with larger companies, risks of failure inherent in product development based on new technologies and novel delivery systems, the Company's ability to attract and retain qualified personnel, the Company's ability to enter into and maintain collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing, and the Company's ability to obtain additional funds.

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

                                      (7)

     The Company is in the development stage and has devoted substantially all of its resources to the research and development of its vaccine delivery systems and vaccine candidates and general and administrative expenses. Through March 31, 1997 the Company has not generated any revenue from product sales, but has received an aggregate of $10,500,000 in revenues from licensing and option agreements, research and development agreements and grants, and interest income. There can be no assurance that the Company will receive such revenue in the future.

     The Company has realized losses in every year since inception, principally as a result of expenditures incurred in its research and development programs. The Company expects to continue to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates, investment in new technologies, investment in production capabilities for certain product candidates and expenditures for commercialization activities. The Company's results of operations may vary significantly from quarter to quarter due to the timing of license and milestone payments, development expenditures and other factors.

NEW DEVELOPMENTS

     The Company completed its initial public during 1996 in which it sold 2,300,000 shares of Common Stock at a price of $12.00 per share. The net proceeds to the Company from such sale totaled approximately $24.7 million, a portion of which was used to repay indebtedness and the balance of which is being devoted to research and development activities and for working capital and other general corporate purposes.

     Preliminary results from the Company's Phase I/II clinical trial of its rotavirus vaccine candidate became available during the first quarter of 1997. The clinical trial was a double-blinded, placebo controlled study designed to define the optimal vaccine dose and optimal age for immunization. The results demonstrated that the vaccine was generally well tolerated in younger infants and elicited broad immune responses in all infants. Based on these findings and the results of an earlier Phase I study, the Company plans to initiate a Phase II efficacy study later this year.


                                       (8)

     In April 1997, VRI and the Company's collaborator, PMC, announced the successful completion of a Phase I clinical trial of an Adjumer(TM) formulated influenza vaccine. The study, which was conducted in France by PMC, was designed to evaluate the safety and level of immune response of an influenza vaccine formulated with Adjumer. The results showed that the vaccine was well tolerated and elicited improved immune responses in the vaccinated volunteers. Based on these findings, PMC plans to initiate a Phase II study of the Adjumer-formulated vaccine later this year.

RESULTS OF OPERATIONS

     Total revenue increased by 29% or $163,000 to $720,000 for the three months ended March 31,1997 from $557,000 for the same period in 1996. The increase is attributable to a $321,000 increase in interest income, from $12,000 for the quarter ended March 31, 1996 to $333,000 for the 1997 quarter, due to an increase in cash, cash equivalents and investments derived principally from the proceeds of the Company's 1996 initial public offering. No licensing and option revenue was earned in the three months ended March 31, 1997 compared to $20,000 for the same period in 1996. Research and development revenue declined 26% or $138,000 to $387,000 for the three months ended March 31, 1997 from $525,000 in 1996. During 1996, the Company received $138,000 pursuant to an agreement with SmithKline Beecham plc. No such revenue was recorded in 1997.

     The Company's total expenses for the quarter ended March 31, 1997 increased by 33% or $637,000 to $2,561,000 in 1997 from $1,924,000 in 1996. Research and development expenses increased $353,000 to $1,700,000 in 1997 from $1,347,000 for the three months ended March 31, 1996 principally due to an increase in outside manufacturing and services costs associated with the polyphosphazene manufacturing process and increased expenditures related to rotavirus clinical studies. General and administrative expenses increased by $363,000 to $712,000 for the three


                                       (9)
months ended March 31, 1997 from $349,000 in 1996 principally due to increases in compensation costs, legal and patent expenditures, and corporate communication costs. Depreciation expense declined $38,000 to $131,000 for the first quarter of 1997 from $169,000 for the same quarter in 1996 primarily as a result of the full depreciation of various leasehold improvements. Interest expense declined by $42,000 to $18,000 in 1997 from $60,000 in 1996 due to reduced interest costs associated with certain short term loans entered into in 1995 and 1996. These short term loans were converted into common stock upon the completion of the Company's 1996 initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     From inception (February 11, 1991) through March 31, 1997, the Company's cash expenditures have exceeded revenues. The Company's operations have been funded principally through the sale of equity, loans from stockholders, equipment lease financing and payments under licensing, option and research and development agreements. Net cash used by the Company's operations since inception through March 31, 1997 was $23,667,000, primarily to fund research and development efforts and general and administrative expenses. Since inception, the Company has incurred $3,002,000 in capital expenditures, primarily for leasehold improvements and equipment for the Company's laboratories. During the three months ended March 31, 1997 the Company incurred $87,000 in capital expenditures principally for equipment necessary for the scale up of polyphosphazene manufacturing. The Company currently anticipates incurring approximately $400,000 in capital expenditures during the remainder of 1997, primarily on additional polyphosphazene manufacturing equipment.

     From inception through March 31, 1997, the Company raised net proceeds of approximately $51,823,000 through the sale of equity securities. Included in this amount are net proceeds of $24,743,000 from the Company's initial public offering in 1996 and the conversion to common stock of an aggregate of $7,974,000 in notes payable to certain stockholders. In addition, from inception the Company has funded $751,000 of capital expenditures through sale and leaseback transactions and has made $721,000 in principal payments on lease obligations.


                                      (10)

     The Company expects to incur substantial additional costs, including those related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, process scale up and manufacture, and the expansion of its facilities. The Company anticipates that its existing funds, which include the proceeds from its initial public offering and interest earned thereon, should be sufficient to fund its operating and capital requirements as currently planned through the end of 1998. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors. In the future, the Company may need to raise substantial additional funds through additional financing, including public or private equity offerings and collaborations with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies the Company would otherwise seek to develop and commercialize itself, any of which could have a material adverse effect on the Company.



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

               Not applicable

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    11.1 Statement regarding computation of earnings per share

                    27.1 Financial Data Schedule

               (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997

                                      (12)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:            May 7, 1997




                         VIRUS RESEARCH INSTITUTE, INC.
                             a Delaware Corporation
                                  (Registrant)



                           By:      /S/   J. Barrie Ward
                              --------------------------------------------------
                                    J. Barrie Ward
                                    Chief Executive Officer


                           By:      /S/  William A. Packer
                              --------------------------------------------------
                                    William A. Packer
                                    President, Chief Financial Officer



                                      (13)