Form 10-Q
period 1997-06-30
VIRUS RESEARCH INSTITUTE INC
filed 1997-08-05
CIK 902010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended       June 30, 1997
--------------------------------------------------------------------
                                       or

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

                          (X) Yes                ( ) No

As of July 22, 1997, there were 8,902,281 shares of Common Stock outstanding.

                         VIRUS RESEARCH INSTITUTE, INC.

                                                       INDEX



PART I - FINANCIAL INFORMATION                                                              Page

     Item 1.   Financial Statements:
                  Balance Sheets as of June 30, 1997 and
                    December 31, 1996..........................................................3

                  Statements of Operations for the Three Months
                    Ended June 30, 1997 and 1996,  for the Six
                    Months Ended June 30, 1997 and 1996, and for
                    the Period from Inception through June 30, 1997............................4

                  Statements of Cash Flows for the Six Months
                    Ended June 30, 1997 and 1996,  and for
                    the period from Inception through June 30, 1997............................5

                  Notes to Financial Statements ...............................................6

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................................7


PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings...........................................................13

     Item 2.      Changes in Securities.......................................................13

     Item 3.      Defaults upon Senior Securities.............................................13

     Item 4.      Submission of Matters to a Vote of Security Holders.........................13

     Item 5.      Other Information...........................................................13

     Item 6.      Exhibits and Reports on Form 8-K............................................13

SIGNATURES ...................................................................................14







                                       (2)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                                   BALANCE SHEETS


                                                                         JUNE 30,                DECEMBER 31,
                                                                           1997                      1996
                                                                       ------------              ------------

Current assets:
  Cash and cash equivalents                                            $  4,030,888              $ 15,209,180
  Marketable securities                                                  18,377,646                10,339,985
  Interest receivable                                                       239,988                   218,285
  Prepaid expenses                                                          439,835                   220,534
  Other current assets                                                      261,370                       659
                                                                       ------------              ------------
     Total current assets                                                23,349,727                25,988,643

Noncurrent assets:
  Marketable securities                                                           0                   499,891
  Leasehold improvements and equipment (net of
    accumulated depreciation and amortization of
    $2,244,230 at June 30, 1997 and
    $2,015,483 at December 31, 1996)                                        830,585                   881,363
  Other assets                                                               52,413                    67,634
                                                                       ------------              ------------
     Total noncurrent assets                                                882,998                 1,448,888
                                                                       ------------              ------------
     Total assets                                                      $ 24,232,725              $ 27,437,531
                                                                       ============              ============

Current liabilities:
  Accounts payable                                                     $    142,145              $     43,809
  Accrued consulting and research fees                                      523,493                   810,677
  Other accrued expenses                                                    583,303                   412,759
  Deferred revenue                                                          150,000                         0
  Current portion of lease obligation payable                               131,770                   155,079
                                                                       ------------              ------------
     Total current liabilities                                            1,530,711                 1,422,324

Lease obligation payable, less current portion                               16,131                    64,351

Stockholders' equity:

  Preferred stock -- $.001 par value; 5,000,000 shares authorized, none issued

  Common stock -- $.001 par value; 30,000,000 shares
   authorized; 8,902,131 shares issued at June 30, 1997
   and 8,845,027 shares issued at December 31, 1996                           8,902                     8,845

  Additional paid-in capital                                             51,927,725                51,907,179

  Deficit accumulated during the development stage                      (29,250,744)              (25,965,168)


                                                                       ------------              ------------
     Total stockholders' equity                                          22,685,883                25,950,856


                                                                       ------------              ------------
     Total liabilities and stockholders' equity                        $ 24,232,725              $ 27,437,531
                                                                       ============              ============



                        SEE NOTES TO FINANCIAL STATEMENTS


                                      (3)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENT OF OPERATIONS


                                              THREE MONTHS ENDED              SIX MONTHS ENDED             CUMULATIVE
                                                   JUNE 30,                        JUNE 30,              SINCE INCEPTION
                                             1997           1996             1997           1996             (1991)
------------------------------------------------------------------------------------------------------------------------

REVENUE:
Licensing and option revenue             $   250,000     $2,500,000      $   250,000     $2,520,000        $  6,240,000
Research and development revenue             387,491        312,500          774,982        837,500           3,340,180
Interest income                              339,816         99,465          672,596        111,892           1,897,128
                                         ------------------------------------------------------------------------------
TOTAL REVENUE                                977,307      2,911,965        1,697,578      3,469,392          11,477,308

EXPENSES:
Research and development                   1,672,085      1,286,648        3,372,561      2,633,634          27,382,041
General and administrative                   634,833        567,668        1,346,851        916,476          10,311,210
Depreciation                                  98,140        175,077          228,747        343,662           2,346,578
Interest expense                              17,010         63,161           34,995        123,118             688,223
                                         ------------------------------------------------------------------------------
TOTAL EXPENSES                             2,422,068      2,092,554        4,983,154      4,016,890          40,728,052
                                         ------------------------------------------------------------------------------
NET INCOME (LOSS)                        $(1,444,761)    $  819,411      $(3,285,576)    $ (547,498)       $(29,250,744)
                                         ==============================================================================

Net income (loss) per share                   ($0.16)         $0.12           ($0.37)        ($0.08)
                                         ==========================================================

Weighted average common shares
   outstanding                             8,892,995      6,864,975        8,877,493      6,451,487


                        SEE NOTES TO FINANCIAL STATEMENTS


                                      (4)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENTS OF CASH FLOWS



                                                                      SIX MONTHS ENDED             CUMULATIVE
                                                                          JUNE 30,              SINCE INCEPTION
                                                                   1997              1996            (1991)
                                                              -------------------------------------------------

Cash flows from operating activities:

Net Loss                                                      $ (3,285,576)     $  (547,498)     $(29,250,744)

Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                   232,743          366,412         2,393,108
   Conversion of accrued interest to preferred stock                     0           46,026            58,373
   Changes in operating assets and liabilities:
   Increase in prepaid expenses
    and other assets                                              (486,493)        (107,176)         (870,478)
   Increase (decrease) in accounts payable and
    accrued expenses                                               (18,305)          (8,132)        1,248,939
   Increase in deferred revenue                                    150,000          137,500           150,000

                                                              -----------------------------------------------
   Net cash used in operating activities                        (3,407,631)        (112,868)      (26,270,802)

Cash flows from investing activities:
   Purchases of marketable securities, net                      (7,537,770)               0       (18,377,646)
   Capital expenditures                                           (177,968)        (321,206)       (3,092,260)
   Other                                                                 0                0           (46,182)

                                                              -----------------------------------------------
   Net cash used in investing activities                        (7,715,738)        (321,206)      (21,516,088)

Cash flows from financing activities:
   Proceeds from notes payable                                           0                0         7,973,668
   Sale and leaseback related to capital acquisitions                    0                0           751,311
   Principal payments on lease obligations                         (75,525)         (90,745)         (759,720)
   Sale of common stock                                             20,602       27,607,712        27,710,461
   Sale of preferred stock                                               0        1,500,140        19,258,613
   Offering costs                                                        0       (2,701,243)       (3,112,941)
   Founders' shares reacquired                                           0                0              (846)
   Purchase of treasury stock                                            0                0            (2,768)

                                                              -----------------------------------------------
   Net cash provided by (used in) financing activities             (54,923)      26,315,864        51,817,778

Net increase (decrease) in cash and cash equivalents           (11,178,292)      25,881,790         4,030,888

Cash and cash equivalents, beginning of period                  15,209,180        1,180,176                 0

                                                              ===============================================
Cash and cash equivalents, end of period                      $  4,030,888      $27,061,966      $  4,030,888
                                                              ===============================================

Supplemental disclosure of cash flow information:
     Interest paid during the period                          $     15,775      $    34,492      $    246,438


                        SEE NOTES TO FINANCIAL STATEMENTS


                                      (5)

                         VIRUS RESEARCH INSTITUTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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

(2)  NET INCOME (LOSS) PER COMMON SHARE

              The net income (loss) per common share and shares used in computing net income (loss) per common share for the three and six months ended June 30, 1996 are presented on a pro forma basis and are based on the weighted average number of common shares outstanding during the period presented and reflect the automatic conversion of all preferred stock then outstanding into common stock.




                                      (6)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1997 and 1996 should be read in conjunction with the accompanying unaudited financial statements and the related notes thereto.

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

OVERVIEW

         Virus Research Institute, Inc. (the "Company") is engaged in the discovery and development of vaccine delivery systems and improved and novel vaccines for adults and children. The Company is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy, lower the cost of administration and improve patient compliance for a variety of vaccine products. The Company and its collaborators currently are applying the Company's vaccine delivery systems to develop vaccines for the prevention of influenza, Lyme disease, and H. pylori infections. The Company has entered into long-term collaboration agreements with Pasteur Merieux Connaught (PMC), Pasteur Merieux-OraVax (PM-O) and CSL, Ltd. pursuant to which they may utilize the Company's vaccine delivery systems in developing a number of vaccines. The Company is also developing its own proprietary vaccines utilizing antigens licensed exclusively by the Company. These vaccines include an oral vaccine for rotavirus infection, which is a gastrointestinal disease of infants, and a vaccine for the virus causing genital herpes, HSV2.


                                       (7)

         The Company is in the development stage and has devoted substantially all of its resources to the research and development of its vaccine delivery systems and vaccine candidates and general and administrative expenses. Through June 30, 1997 the Company has not generated any revenue from product sales, but has received an aggregate of $11,477,000 in revenues from licensing and option agreements, research and development agreements and grants, and interest income. There can be no assurance that the Company will receive such revenue in the future.

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

NEW DEVELOPMENTS

         Preliminary results from the Company's Phase I/II clinical trial of its rotavirus vaccine candidate became available during the first quarter of 1997. The clinical trial was a double-blinded, placebo controlled study designed to define the optimal vaccine dose and optimal age for immunization. The results demonstrated that the vaccine was generally well tolerated in younger infants and elicited broad immune responses in all infants. Based on these findings and the results of an earlier Phase I study, the Company initiated a Phase II efficacy study during the second quarter of 1997. This trial is designed to examine the vaccine's ability to prevent rotavirus infection and to further study the safety of the vaccine. Approximately 240 infants will be enrolled in the trial which is being conducted at four U.S. medical centers. Results from the study are expected to be available during 1998.



                                       (8)

         In April 1997, VRI and the Company's collaborator, PMC, announced the successful completion of a Phase I clinical trial of an Adjumer(TM)-formulated influenza vaccine. The study, which was conducted in France by PMC, was designed to evaluate the safety and level of immune response of an influenza vaccine formulated with Adjumer(TM). The results showed that the vaccine was well tolerated and elicited improved immune responses in the vaccinated volunteers. Based on these findings, PMC plans to initiate a Phase II study of the Adjumer(TM)-formulated vaccine later this year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

         Total revenue declined by $1,935,000 to $977,000 for the three months ended June 30, 1997 from $2,912,000 for the same period in 1996. Licensing and option revenue in 1996 consisted of $2,500,000 for the achievement of milestones pursuant to an agreement with PMC. During the three months ended June 30, 1997, the Company earned a $250,000 milestone payment pursuant to an agreement with PM-O. Research and development revenue increased $75,000 to $387,000 for the quarter ended June 30, 1997 from $312,000 for the same period in 1996. The increase is attributable to the receipt in 1997 of $75,000 in research support funding from Chiron. Interest income increased by $240,000 to $340,000 for the three months ended June 30, 1997 from $100,000 for the 1996 quarter due to an increase in cash, cash equivalents and marketable securities resulting from the Company's 1996 initial public offering.

         Total expenses increased $329,000 to $2,422,000 for the three months ended June 30, 1997 from $2,093,000 for the same period in 1996. The increase is primarily the result of a $385,000 increase in research and development expenditures from $1,287,000 for the three months ended June 30, 1996 to $1,672,000 for the 1997 period principally due to an increase in outside manufacturing costs associated with the polyphosphazene manufacturing process and higher compensation costs. General and administrative costs increased by $67,000 from $568,000


                                       (9)
in 1996 to $635,000 in 1997 primarily due to higher legal patent expenditures and corporate investor relations costs. These increases were offset by a reduction in foreign withholding taxes associated with milestone payments from PMC. Depreciation expense declined $77,000 to $98,000 for the second quarter of 1997 from $175,000 in 1996 due to the full depreciation of various leasehold improvements. Interest expense declined $46,000 to $17,000 for the three months ended June 30, 1997 from $63,000 in the prior year period due to reduced interest costs associated with certain short term loans entered into in 1995 and 1996. These short term loans were converted into common stock upon the completion of the Company's initial public offering.

SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

         The Company's total revenue decreased $1,771,000 from $3,469,000 for the six months ended June 30, 1996 to $1,698,000 for the 1997 year to date period. Licensing and option revenue declined by $2,270,000 from $2,520,000 in 1996 to $250,000 in 1997. The decline is the result of a reduction in milestone payments as discussed in the preceding section. Research and development revenue declined by $62,000, from $837,000 for the six months ended June 30, 1996 to $775,000 for the 1997 period. Interest income increased by $561,000 to $673,000 for the six months ended June 30, 1997 from $112,000 for the 1996 six month period due to the interest earned from the proceeds of the Company's initial public offering.

         Total expenses for the six months ended June 30, 1997 increased by $967,000 to $4,983,000 in 1997 from $4,016,000 in 1996. Research and development expenses increased $739,000 to $3,372,000 for the six months ended June 30, 1997 from $2,633,000 in the prior year due primarily to an increase in costs associated with the polyphosphazene manufacturing process and the rotavirus clinical studies. General and administrative expenses increased by $431,000 to $1,347,000 for the 1997 period from $916,000 in 1996. The increase is principally attributable to higher legal and patent expenditures, as well as corporate investor relations costs. Depreciation expense declined $115,000 to $229,000 for the six months ended June 30, 1997 from $344,000 for the prior year period due principally to the full depreciation of certain leasehold improvements. Interest expense declined by $88,000 to $35,000 in 1997 from $123,000 in 1996 due to reduced interest costs associated with the short term loans discussed in the preceding section.

                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

         From inception (February 11, 1991) through June 30, 1997, the Company's cash expenditures have exceeded revenues. The Company's operations have been funded principally through the sale of equity, loans from stockholders, equipment lease financing and payments under licensing, option and research and development agreements. Net cash used by the Company's operations since inception through June 30, 1997 was $26,271,000, primarily to fund research and development efforts and general and administrative expenses. Since inception the Company has incurred $3,092,000 in capital expenditures, primarily for leasehold improvements and equipment for the Company's laboratories. During the six months ended June 30, 1997 the Company incurred $178,000 in capital expenditures principally for equipment necessary for the scale up of polyphosphazene manufacturing. The Company currently anticipates incurring approximately $400,000 in capital expenditures during 1997, primarily on additional polyphosphazene manufacturing equipment.

         From inception through June 30, 1997, the Company raised net proceeds of approximately $51,826,000 through the sale of equity securities. Included in this amount are net proceeds of $24,743,000 from the Company's initial public offering in 1996 and the conversion to common stock of an aggregate of $7,974,000 in notes payable to certain stockholders.

The Company expects to incur substantial additional costs, including those related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, process scale up and manufacture, and investment in its facilities. The Company anticipates that its existing funds, which include the proceeds from its initial public offering and interest earned thereon, should be sufficient to fund its operating and capital requirements as currently planned through the end of 1998. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and


                                      (11)
commercialization capacities or relationships, the costs of manufacturing and other factors. In the future, the Company may need to raise substantial additional funds through additional financing, including public or private equity offerings and collaborations with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies the Company would otherwise seek to develop and commercialize itself, any of which could have a material adverse effect on the Company.









                                      (12)

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

                  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                  (a)   Exhibits:

                        11.1 Statement regarding computation of earnings per share

                        27.1     Financial Data Schedule

                  (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.







                                      (13)

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 5, 1997




                         VIRUS RESEARCH INSTITUTE, INC.
                             a Delaware Corporation
                                  (Registrant)





                         By: /S/ J. Barrie Ward
                             --------------------------------------
                             J. Barrie Ward
                             Chief Executive Officer





                         By: /S/ William A. Packer
                             --------------------------------------
                             William A. Packer
                             President, Chief Financial Officer






                                      (14)