Form 10-Q
period 1997-09-30
VIRUS RESEARCH INSTITUTE INC
filed 1997-11-14
CIK 902010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended       September 30, 1997
     ---------------------------------------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
     ---------------------------------------------------------------------------


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

                   (X)   Yes           (  )      No

As of October 31, 1997, there were 8,928,089 shares of Common Stock outstanding.

                         VIRUS RESEARCH INSTITUTE, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page

  Item 1.  Financial Statements:
             Balance Sheets as of September 30, 1997 and
              December 31, 1996..............................................3

             Statements of Operations for the Three Months
              Ended September 30, 1997 and 1996,  for the Nine
              Months Ended September 30, 1997 and 1996, and for
              the Period from Inception through September 30, 1997...........4

             Statements of Cash Flows for the Nine Months
              Ended September 30, 1997 and 1996,  and for
              the period from Inception through September 30, 1997...........5

             Notes to Financial Statements ..................................6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................7


PART II - OTHER INFORMATION

  Item 1.    Legal Proceedings..............................................13

  Item 2.    Changes in Securities..........................................13

  Item 3.    Defaults upon Senior Securities................................13

  Item 4.    Submission of Matters to a Vote of Security Holders............13

  Item 5.    Other Information..............................................13

  Item 6.    Exhibits and Reports on Form 8-K...............................13

SIGNATURES .................................................................14



                                       (2)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   1997             1996
                                                                               -------------     ------------

Current assets:
  Cash and cash equivalents                                                    $  1,962,727      $ 15,209,180
  Marketable securities                                                          18,427,148        10,339,985
  Interest receivable                                                               322,709           218,285
  Prepaid expenses                                                                  333,117           220,534
  Other current assets                                                              343,493               659
                                                                               ------------      ------------
     Total current assets                                                        21,389,194        25,988,643

Noncurrent assets:
  Marketable securities                                                                   0           499,891
  Leasehold improvements and equipment (net of
    accumulated depreciation and amortization of
    $2,327,560 at September 30, 1997 and
    $2,015,483 at December 31, 1996)                                                779,767           881,363
  Other assets                                                                       44,803            67,634
                                                                               ------------      ------------
     Total noncurrent assets                                                        824,570         1,448,888
                                                                               ------------      ------------
     Total assets                                                              $ 22,213,764      $ 27,437,531
                                                                               ============      ============

Current liabilities:
  Accounts payable                                                             $     94,765      $     43,809
  Accrued consulting and research fees                                              666,238           810,677
  Other accrued expenses                                                            676,440           412,759
  Deferred revenue                                                                   79,445                 0
  Current portion of lease obligation payable                                       103,151           155,079
                                                                               ------------      ------------
     Total current liabilities                                                    1,620,039         1,422,324

Lease obligation payable, less current portion                                        7,493            64,351

Stockholders' equity:

  Preferred stock -- $.001 par value; 5,000,000 shares authorized, none issued

  Common stock -- $.001 par value; 30,000,000 shares authorized; 8,914,327 shares issued at September 30, 1997
   and 8,845,027 shares issued at December 31, 1996                                   8,914             8,845

  Additional paid-in capital                                                     51,929,819        51,907,179

  Deficit accumulated during the development stage                              (31,352,501)      (25,965,168)


                                                                               ------------      ------------
     Total stockholders' equity                                                  20,586,232        25,950,856


                                                                               ------------      ------------
     Total liabilities and stockholders' equity                                $ 22,213,764      $ 27,437,531
                                                                               ============      ============

                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (3)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                          THREE MONTHS ENDED               NINE MONTHS ENDED           CUMULATIVE
                                              SEPTEMBER 30,                   SEPTEMBER 30,          SINCE INCEPTION
                                         1997             1996            1997           1996             (1991)
--------------------------------------------------------------------------------------------------------------------

REVENUE:
Licensing and option revenue         $     2,222      $2,000,000     $   252,222      $4,520,000       $  6,242,222
Research and development revenue         150,000         312,500         924,982       1,150,000          3,490,180
Interest income                          334,484         373,548       1,007,080         485,440          2,231,612
                                     -----------      ----------     -----------      ----------       ------------
TOTAL REVENUE                            486,706       2,686,048       2,184,284       6,155,440         11,964,014

EXPENSES:
Research and development               1,947,510       1,322,673       5,320,071       3,956,307         29,329,551
General and administrative               541,617         781,530       1,888,468       1,698,006         10,852,827
Depreciation                              83,330         174,390         312,077         518,052          2,429,908
Interest expense                          16,006          16,271          51,001         139,389            704,229
                                     -----------      ----------     -----------      ----------       ------------
TOTAL EXPENSES                         2,588,463       2,294,864       7,571,617       6,311,754         43,316,515
                                     -----------      ----------     -----------      ----------       ------------
NET INCOME (LOSS)                    $(2,101,757)     $  391,184     $(5,387,333)     $ (156,314)      $(31,352,501)
                                     ===========      ==========     ===========      ==========       ============

Net income (loss) per share          $     (0.24)     $     0.04     $     (0.61)     $    (0.02)
                                     ===========      ==========     ===========      ==========

Weighted average common shares
   outstanding                         8,908,229       9,539,457       8,887,840       7,237,833


                        SEE NOTES TO FINANCIAL STATEMENTS

                                      (4)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                   NINE MONTHS ENDED            CUMULATIVE
                                                                     SEPTEMBER 30,           SINCE INCEPTION
                                                                1997              1996            (1991)
                                                           -------------------------------------------------

Cash flows from operating activities:

Net loss                                                   $ (5,387,333)     $   (156,314)     $(31,352,501)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                318,070           542,803         2,478,435
   Conversion of accrued interest to preferred stock                  0            46,026            58,373
   Changes in operating assets and liabilities:
   Increase in prepaid expenses
    and other assets                                           (537,009)         (210,084)         (920,994)
   Increase in accounts payable and accrued expenses            170,199           127,566         1,437,443
   Increase in deferred revenue                                  79,445           312,500            79,445

                                                           ------------      ------------      ------------
   Net cash provided by (used in) operating activities       (5,356,628)          662,497       (28,219,799)

Cash flows from investing activities:
   Purchases of marketable securities, net                   (7,587,272)      (10,733,808)      (18,427,148)
   Capital expenditures                                        (210,481)         (326,346)       (3,124,773)
   Other                                                              0                 0           (46,182)

                                                           ------------      ------------      ------------
   Net cash used in investing activities                     (7,797,753)      (11,060,154)      (21,598,103)

Cash flows from financing activities:
   Proceeds from notes payable                                        0                 0         7,973,668
   Sale and leaseback related to capital acquisitions                 0                 0           751,311
   Principal payments on lease obligations                     (114,780)         (138,171)         (798,975)
   Sale of common stock                                          22,708        27,618,385        27,712,567
   Sale of preferred stock                                            0         1,500,140        19,258,613
   Offering costs                                                     0        (2,869,533)       (3,112,941)
   Founders' shares reacquired                                        0                 0              (846)
   Purchase of treasury stock                                         0                 0            (2,768)

                                                           ------------      ------------      ------------
   Net cash provided by (used in) financing activities          (92,072)       26,110,821        51,780,629

Net increase (decrease) in cash and cash equivalents        (13,246,453)       15,713,164         1,962,727

Cash and cash equivalents, beginning of period               15,209,180         1,180,176                 0

Cash and cash equivalents, end of period                   $  1,962,727      $ 16,893,340      $  1,962,727
                                                           ============      ============      ============

Supplemental disclosure of cash flow information:
     Interest paid during the period                       $     22,170      $     42,007      $    252,833


                        SEE NOTES TO FINANCIAL STATEMENTS


                                      (5)

                         VIRUS RESEARCH INSTITUTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

(2)  NET INCOME (LOSS) PER COMMON SHARE

     The net income (loss) per common share and shares used in computing net income (loss) per common share for the nine months ended September 30, 1996 are presented on a pro forma basis and are based on the weighted average number of common shares outstanding during the period presented and reflect the automatic conversion of all preferred stock then outstanding into common stock.


                                      (6)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company for the three and nine months ended September 30, 1997 and 1996 should be read in conjunction with the accompanying unaudited financial statements and the related notes thereto.

     This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to; the ability of the Company's contractors to enroll infants in the Phase II rotavirus clinical trial to meet current schedules; (ii) the scope and results of preclinical and clinical testing, including the further review of the Phase I and Phase II Adjumer(TM)-formulated influenza vaccine results and further clinical or preclinical testing after evaluation of the results; (iii) progress of the Company's research and development programs, including further development of the Adjumer(TM) delivery system; (iv) changes in existing and potential relationships with corporate collaborators; (v) the Company's ability to compete successfully with larger companies; (vi) risks of failure inherent in product development based on new technologies and novel delivery systems; (vii) the Company's ability to attract and retain qualified personnel;
(viii) the time and costs of obtaining regulatory approvals, patents, proprietary rights and licenses; (ix) the costs of manufacturing; and (x) the Company's ability to obtain additional funds.

OVERVIEW

     Virus Research Institute, Inc. (the "Company") is engaged in the discovery and development of vaccine delivery systems and improved and novel vaccines for adults and children. The Company is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy, lower the cost of administration and improve patient compliance for a variety of vaccine products. The Company and its collaborators currently are applying the Company's vaccine delivery systems to develop vaccines for the prevention of influenza, Lyme disease, and H. pylori infections. The Company has entered into long-term collaboration agreements with Pasteur Merieux Connaught (PMC), Pasteur Merieux-OraVax (PM-O) and CSL, Ltd. pursuant to which they may utilize the Company's vaccine delivery systems in developing a number of vaccines. The Company is also developing its own proprietary vaccines utilizing antigens licensed exclusively by the Company. These vaccines include an oral vaccine for rotavirus disease, which is a gastrointestinal disease of infants, and a vaccine for the virus causing genital herpes, HSV2.

                                      (7)

     The Company is in the development stage and has devoted substantially all of its resources to the research and development of its vaccine delivery systems and vaccine candidates and general and administrative expenses. Through September 30, 1997, the Company has not generated any revenue from product sales, but has received an aggregate of $11,964,000 in revenues from licensing and option agreements, research and development agreements and grants, and interest income. There can be no assurance that the Company will receive such revenue in the future.

     The Company has realized losses in every year since inception, principally as a result of expenditures incurred in its research and development programs. The Company expects to continue to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical and clinical testing of its product candidates, investment in new technologies, investment in production capabilities for certain product candidates and expenditures for commercialization activities. The Company's results of operations may vary significantly from quarter to quarter and year to year due to the timing of license and milestone payments, development expenditures and other factors.

NEW DEVELOPMENTS

     Preliminary results from the Company's Phase I/II clinical trial of its rotavirus vaccine candidate became available during the first quarter of 1997. The clinical trial was a double-blinded, placebo controlled study designed to define the optimal vaccine dose and optimal age for immunization. The results demonstrated that the vaccine was generally well tolerated in younger infants and elicited broad immune responses in all infants. Based on these findings and the results of an earlier Phase I study, the Company initiated a Phase II efficacy study during the second quarter of 1997. This trial is designed to examine the vaccine's ability to prevent rotavirus disease and to further study the safety of the vaccine. Approximately 240 infants will be enrolled in the trial which is being conducted at four U.S. medical centers. Results from the study are expected to be available during 1998. The Company cautions investors that the presence of statistically significant results in one clinical trial does not ensure that these results will be repeated in any subsequent trials.

                                       (8)

     Based on the results of a Phase I clinical trial, the Company's collaborator, PMC, initiated a Phase II safety and immunogenicity clinical trial of an Adjumer(TM)-formulated influenza vaccine earlier in 1997. Preliminary results of the Phase II clinical trial, which was conducted in Peru by PMC, show that the Adjumer(TM)-formulated influenza vaccine was well tolerated. However, results of the Phase II study appear to be inconsistent in certain respects with Phase I results. The degree of improvement in immune responses elicited by the Adjumer(TM) influenza vaccine was less in comparison to the control group than was elicited in the Phase I study. At the same time, certain control group results also appear to be significantly higher in Phase II than in Phase I.

     A total of 430 elderly adults participating in the initial Phase II study conducted in Peru were given single injections of either the vaccine formulated with Adjumer(TM) or the same vaccine without Adjumer(TM). A total of 48 young and 41 elderly adults participated in the earlier Phase I study conducted in France. The Company and PMC are currently analyzing and assessing the results to determine the appropriate next steps to take with the clinical development of the product. The Adjumer(TM) research and development program with PMC, which encompasses a number of additional vaccine products, continues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     Total revenue declined by $2,199,000 to $487,000 for the three months ended September 30, 1997 from $2,686,000 for the same period in 1996. Licensing and option revenue in 1996 consisted of $2,000,000 for the achievement of milestones pursuant to an agreement with PMC. During the three months ended September 30, 1997, the Company's licensing and option revenue totaled $2,000. Research and development revenue declined $162,000 to $150,000 for the quarter ended September 30, 1997 from $312,000 for the same period in 1996. The decrease is attributable to the completion, at the end of the second quarter of 1997, of a support agreement with PMC. This decline was partially offset by revenue earned in the quarter ended September 30, 1997 from agreements with CSL and Chiron. Interest income declined by $39,000 to $335,000 for the three months ended September 30, 1997 from $374,000 for the 1996 quarter. The Company's cash, cash equivalents and marketable securities balance has declined during subsequent quarters, resulting in a reduction in interest income for the quarter ended September 30, 1997.

     Total expenses increased $294,000 to $2,589,000 for the three months ended September 30, 1997 from $2,295,000 for the same period in 1996. The increase is attributable to a $625,000 increase in research and development expenditures from $1,323,000 for the three months ended September 30, 1996 to $1,948,000 for the 1997 period principally due to an increase in


                                       (9)
costs associated with the polyphosphazene manufacturing process and an increase in rotavirus clinical trial costs. General and administrative costs declined by $240,000 from $782,000 in 1996 to $542,000 in 1997 primarily due to a reduction in foreign withholding taxes associated with milestone payments from PMC and reduced patent expenses. Depreciation expense declined $91,000 to $83,000 for the second quarter of 1997 from $174,000 in 1996 due to various leasehold improvements being fully depreciated. Interest expense remained constant at $16,000 for the quarters ended September 30, 1996 and 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     The Company's total revenue decreased $3,971,000 from $6,155,000 for the nine months ended September 30, 1996 to $2,184,000 for the 1997 year to date period. Licensing and option revenue declined by $4,268,000 from $4,520,000 in 1996 to $252,000 in 1997. This decrease is the result of a reduction in milestone payments pursuant to an agreement with PMC. Research and development revenue declined by $225,000, from $1,150,000 for the nine months ended September 30, 1996 to $925,000 for the 1997 period. The decrease is primarily attributable to the completion, in 1997, of a support agreement with PMC, partially offset by revenue earned from an agreement with Chiron. Interest income increased by $522,000 to $1,007,000 for the nine months ended September 30, 1997 from $485,000 for the 1996 period due to interest earned from the proceeds of the Company's initial public offering in June 1996.

     Total expenses for the nine months ended September 30, 1997 increased by $1,260,000 to $7,571,000 in 1997 from $6,311,000 in 1996. Research and development expenses increased $1,364,000 to $5,320,000 for the nine months ended September 30, 1997 from $3,956,000 in the prior year due primarily to an increase in costs associated with the polyphosphazene manufacturing process and the rotavirus clinical trial studies. General and administrative expenses increased by $190,000 to $1,888,000 for the 1997 period from $1,698,000 in 1996.
The increase is principally attributable to higher corporate investor relations and company wide benefits costs, partially offset by a reduction in foreign withholding taxes associated with milestone payments from PMC.

                                      (10)

Depreciation expense declined $206,000 to $312,000 for the nine months ended September 30, 1997 from $518,000 for the prior year period due principally to the full depreciation of various leasehold improvements. Interest expense declined by $88,000 to $51,000 in 1997 from $139,000 in 1996 due to reduced interest costs associated with certain short term loans entered into in 1995 and 1996. These short term loans were converted into common stock upon the completion of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     From inception (February 11, 1991) through September 30, 1997, the Company's cash expenditures have exceeded revenues. The Company's operations have been funded principally through the sale of equity, loans from stockholders, equipment lease financing and payments under licensing, option and research and development agreements. Net cash used by the Company's operations since inception through September 30, 1997 was $28,220,000, primarily to fund research and development activities and general and administrative expenses. Since inception the Company has incurred $3,125,000 in capital expenditures, primarily for leasehold improvements and equipment for the Company's laboratories. During the nine months ended September 30, 1997 the Company has incurred $210,000 in capital expenditures principally for equipment necessary for the scale up of polyphosphazene manufacturing. The Company currently anticipates incurring approximately $300,000 in capital expenditures during 1997, primarily on equipment related to polyphosphazene manufacturing.

From inception through September 30, 1997, the Company raised net proceeds of approximately $51,828,000 through the sale of equity securities. Included in this amount are net proceeds of $24,743,000 from the Company's initial public offering in 1996 and the conversion to common stock of an aggregate of $7,974,000 in notes payable to certain stockholders.


                                      (11)

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

          Not applicable

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               11.1 Statement regarding computation of earnings per share

               27.1 Financial Data Schedule

          (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.


                                      (13)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:               November 14, 1997



                         VIRUS RESEARCH INSTITUTE, INC.
                             a Delaware Corporation
                                  (Registrant)





                             By: /S/ J. Barrie Ward
----------------------------------------------------------------------
                                 J. Barrie Ward
                                 Chief Executive Officer





                            By:  /S/ William A. Packer
----------------------------------------------------------------------
                                 William A. Packer
                                 President, Chief Financial Officer


                                      (14)