Form 10-K
period 1997-12-31
VIRUS RESEARCH INSTITUTE INC
filed 1998-03-30
CIK 902010

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-20711

                         VIRUS RESEARCH INSTITUTE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                      22-3098869
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              61 MOULTON STREET                                    02138
                CAMBRIDGE, MA                                    (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 864-6232

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
                     None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, $0.001 par value per share
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 2, 1998 as reported on the Nasdaq National Market, was approximately $22,484,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 2, 1998, Registrant had outstanding 8,928,314 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be held on May 7, 1998 are incorporated by reference in Part III of this Form 10-K.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Virus Research Institute, Inc. (the "Company") is engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and improved and novel vaccines for adults and children. The Company is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy, lower the cost of administration and improve patient compliance for a variety of vaccine products. As part of the Company's strategy to bring its vaccine delivery technologies to market, the Company collaborates with corporate partners that offer substantial market presence, unique antigens and/or complementary technologies. The Company and its collaborators currently are applying the Company's vaccine delivery systems to develop vaccines for the prevention of influenza, Lyme disease, respiratory syncytial virus (RSV) and H. pylori infections. The Company has entered into agreements with Pasteur Merieux Connaught ("PMC"), Pasteur Merieux-OraVax ("PM-O") and CSL, Ltd., Australia ("CSL") pursuant to which these companies may utilize the Company's vaccine delivery systems in developing a number of vaccines. During 1997, the Company entered into a collaboration with SmithKline Beecham (SB) for the development and commercialization of the Company's oral rotavirus vaccine. Rotavirus infection causes acute diarrhea and dehydration in infants. The Company is also developing its own proprietary vaccines utilizing antigens licensed exclusively by the Company, including a vaccine for HSV2, the virus that causes genital herpes. In addition, the Company is engaged in the research and development of Therapore(TM), a novel system for the delivery of immunotherapeutics for chronic viral infections and cancers.

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

     The Company's strategy is to utilize its expertise in the design and application of vaccine delivery systems to develop vaccine products for infectious diseases that have significant and growing market potential. The Company is developing three vaccine delivery systems. The Adjumer(TM) vaccine delivery system utilizes a novel polymer, which is a synthetic polyphosphazene derivative ("PCPP"), as an adjuvant for use with a variety of antigens administered by injection. The Company believes that Adjumer(TM)-formulated vaccines will be capable of producing an enhanced and longer-lived immune response with fewer injections. In preclinical studies, Adjumer(TM)-formulated vaccines elicited an immune response that was greater than either vaccines formulated with alum, the only approved adjuvant for commercial use in humans, or non-adjuvanted vaccines. The Micromer(TM) vaccine delivery system utilizes a mixture of PCPP and antigens formed into hydrogel microparticles for the intranasal and oral delivery of vaccines. Mucosal vaccine delivery has potential advantages over conventional delivery by injection, including ease of administration and the generation of immunity at the mucosal surfaces, where most infectious organisms enter the body, as well as the generation of systemic (blood and other organs) immunity. The VibrioVec(TM) vaccine delivery system utilizes a recombinant bacterial vector for the oral delivery of antigens to the gastrointestinal tract. The Company believes that VibrioVec(TM)-delivered vaccines will be capable of inducing both a systemic and a mucosal immune response.

     The Company is developing Therapore(TM) for the treatment and prevention of certain persistent viral infections and cancers. Early stage research studies indicate that Therapore(TM) is distinguished from other systems by its ability to deliver large proteins and peptides with high efficiency. Therapore(TM) transports these therapeutic polypeptides into the cell where normal cellular processes induce potent cell mediated immune responses. The Company believes that Therapore(TM)-delivered antigens will be capable of producing an enhanced cell mediated response with fewer injections.

VACCINE OVERVIEW

     The Vaccine Market. Vaccines have long been recognized as a safe and cost-effective method for preventing infection caused by certain bacteria and viruses. The Centers for Disease Control and Prevention (the "CDC") have estimated that every dollar spent on vaccination saves $16 in healthcare costs. There are currently 16 vaccines in routine use in the United States against such life-threatening infectious organisms as tetanus, diphtheria, poliovirus, hepatitis A virus, hepatitis B virus, Haemophilus influenzae B, measles, mumps and rubella. From 1990 to 1996, annual worldwide vaccine sales increased from $1.6 billion to $4.0 billion, a compound annual growth rate of approximately 16.5%. The Company believes that this growth may be accelerated as a result of advances in vaccine technologies and formulations that address the shortcomings of existing vaccines. Areas of potential improvement include enhancement of immune responses, which could lead to a reduction in the number of doses required for effective protection as well as effective immunization in a higher percentage of the population, and delivery of vaccines through methods other than injection. The vaccine market may also expand due to the introduction of new purified antigens, produced as a result of advances in molecular biology. The Company also believes that the growing awareness and incidence of certain infectious diseases, such as H. pylori, hepatitis C virus, HIV1 and HSV2 infection, could further expand the vaccine market.

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

COMPANY VACCINE DELIVERY SYSTEMS

     The Company is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy, lower the cost of administration and improve patient compliance for a variety of vaccine products. The following summarizes the Company's three main vaccine delivery systems:

      DELIVERY SYSTEM             COMPOSITION         DELIVERY METHOD     POTENTIAL BENEFITS(1)
      ---------------             -----------         ---------------     ---------------------
Adjumer(TM)................  Water Soluble Polymer    Injectable         Enhanced systemic immune
                                                                         response; fewer
                                                                         injections
Micromer(TM)...............  Polymer                  Mucosal            Systemic and mucosal
                             Microparticles                              immune responses; no
                                                                         injections
VibrioVec(TM)..............  Genetically              Oral               Systemic and mucosal
                             Engineered Bacterial                        immune responses;
                             Vector                                      targeted delivery; no
                                                                         injection; single dose

---------------
(1) Based upon preclinical studies conducted by the Company. The Company's vaccine delivery systems are in various stages of development. The summary information included in the above table is qualified in its entirety by the detailed discussion of each of the vaccine delivery systems that follows.

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

STRATEGY

     The Company's strategy is to utilize its expertise to design and develop vaccine and immunotherapeutic products that have significant and growing market potential; to establish commercial alliances that permit funding of clinical development and rapid commercialization; and to retain rights to important market opportunities.

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

     Develop Immunotherapeutic Products. The Company is developing Therapore(TM), a proprietary technology that uses a bacterial protein system for the injectable delivery of proteins and peptides to generate potent cell-mediated immune responses. The bacterial protein system is a bacterial toxin that has been genetically altered to make it non-toxic, and capable of transporting certain antigens. Based on research conducted to date, the Company believes that Therapore(TM) will be able to introduce both peptide and protein antigens into human cells leading to the development of potent cell-mediated immune responses. The Company believes Therapore(TM) will be a core technology in the development of novel immunotherapeutic products and that the development of these products complements its development of novel vaccine delivery systems and proprietary vaccines. The Company intends to pursue the broad application of Therapore(TM) across the field of persistent viral infections and cancers.

     Establish Collaborations for Product Development and Commercialization.
The Company has entered into and intends to seek additional collaborative agreements with established vaccine companies to develop vaccines utilizing the Company's vaccine delivery systems and its collaborators' antigens. By entering into these collaborations, the Company believes it will benefit from the antigen development work already performed by its collaborators and from access to their extensive clinical testing capabilities, wide distribution and marketing infrastructure and market presence. This strategy may permit the Company to take advantage of the expertise of its collaborators and thereby expedite commercialization of products incorporating the Company's technologies.

     With respect to the proprietary vaccines and immunotherapeutics being developed, the Company generally intends to seek collaborators who will be responsible for completing the clinical testing and for the manufacturing and marketing of the product. However, the Company intends to develop such proprietary vaccines and immunotherapeutics to the point at which it believes it can establish the most commercially favorable collaborations. The Company believes that this strategy will allow the successful market introduction of products incorporating the Company's technologies without the Company incurring the substantial costs associated with Phase II and III clinical development.

     One of the Company's significant collaborative arrangements is with PMC. The Company is a party to two license agreements entered into in December 1994 and August 1995 with PMC relating to Adjumer(TM)- and Micromer(TM)-formulated vaccines, respectively, for the prevention of a variety of infectious diseases. Under the agreements, PMC has been granted the exclusive right to make, use and sell Adjumer(TM)- and Micromer(TM)-formulated vaccines for prevention of influenza, Lyme disease and diseases caused by meningococcus and the co-exclusive right (exclusive, except for the right of the Company or one other person licensed by the Company) to make, use and sell Adjumer(TM)- and Micromer(TM)-formulated vaccines directed against five other pathogens, including pneumococcus and RSV. The licenses to PMC apply to specified territories, including North and South America, Europe, Africa, Thailand and the countries of the former Soviet Union. The Company has retained rights to make, use, sell and license Adjumer(TM)- and Micromer(TM)-formulated vaccines against the subject infections in most of the Far East, including China and Japan, subject to certain geographical extension rights available to PMC.

     PMC made a $3.0 million equity investment in the Company in December 1994 upon the execution of the agreement relating to Adjumer(TM). In addition, in connection with this collaboration, in 1996 PMC made milestone payments of $4.5 million to the Company and an additional equity investment of $1.0 million in the Company. Contingent upon achieving certain milestones, PMC has agreed to pay the Company up to an additional $6.2 million in connection with the development of Adjumer(TM)-formulated vaccines for influenza and Lyme disease. Contingent upon achieving certain milestones, PMC has also agreed to make payments, on a product by product basis with respect to the development of other Adjumer(TM)- and Micromer(TM)-formulated vaccines. PMC is required to fund all costs associated with the development and commercialization, including the costs of clinical trials, of any vaccines it elects to develop utilizing the Company's technology. In addition, the Company will be entitled to royalties based on net sales of any vaccine products developed and sold by PMC pursuant thereto.

     In connection with its agreement relating to Micromer(TM), the Company agreed to conduct research through 1997 to develop Micromer(TM)-formulated vaccines directed against influenza and PIV. Through December 31, 1997, PMC has paid the Company $2.5 million to fund this research. The Company will fund the costs associated with any Phase I clinical trial of a Micromer(TM)-formulated influenza vaccine (see "Product Development Programs").

     Under the agreement relating to Adjumer(TM), the Company was required to use commercially reasonable efforts to establish a process capable of yielding quantities of clinical grade PCPP for use by PMC in clinical studies. The Company has satisfied this requirement. In addition, the Company has facilitated the production of commercial grade PCPP in a contractor's cGMP manufacturing facility according to agreed upon specifications. The PMC agreement, while reserving to PMC the right to manufacture PCPP, anticipates that the Company will supply PCPP under a cost-plus supply agreement.

     The Company also has a collaborative arrangement with Pasteur Merieux-OraVax for the use of the Company's vaccine delivery system, VibrioVec(TM), to develop vaccines against H. pylori infections. The agreement grants to PM-O a worldwide license to use VibrioVec(TM) for the delivery of specific H. pylori antigens. A license issue fee as well as research support payments totalling $1.0 million has been earned under this agreement through December 31, 1997. The agreement also provides for future milestone payments and royalties on net sales of any future products developed by PM-O. The option previously granted to PM-O for the use of PCPP in the delivery of H. pylori vaccines has expired.

     During 1997, the Company entered into an agreement with SmithKline Beecham
(SB) to collaborate on the development and commercialization of the Company's oral rotavirus vaccine. Rotavirus infection causes acute diarrhea and dehydration in infants. Under the terms of the agreement, SB will receive an exclusive worldwide license to commercialize the Company's rotavirus vaccine. The Company will be responsible for continuing the Phase II clinical efficacy study of the rotavirus vaccine which was initiated in 1997 (see "Product Development Programs"). Upon successful completion of the Phase II study, SB will assume responsibility for all subsequent clinical and other development activities. SB made an initial license payment in 1997 upon execution of the agreement and has agreed to make further payments upon the achievement of certain milestones. In addition, the Company will be entitled to royalties based on net sales of the rotavirus vaccine.

     In January 1998, the Company entered into an agreement with Heska Corporation whereby Heska will have the right to use PCPP in certain animal health vaccines. The agreement provides for the payment of license fees, milestone and royalties based on net sales of PCPP-formulated animal vaccines.

PRODUCT DEVELOPMENT PROGRAMS

     The Company and its collaborators are engaged in research and development efforts on vaccine programs using the Company's technologies. The Company and PMC, the leading worldwide supplier of influenza vaccines, are currently collaborating on the development of an Adjumer(TM)-formulated vaccine for influenza. The Company is conducting research on the mucosal administration of an influenza vaccine using its Micromer(TM) vaccine delivery system. Influenza accounts for an average of 20,000 deaths annually in the United States; the greatest number of fatalities occur among the elderly. In preclinical studies conducted by the Company and PMC, an Adjumer(TM)-formulated influenza vaccine produced a significantly enhanced and longer-lived immune response than one of the influenza vaccines currently on the market. PMC completed Phase I human clinical trials of this Adjumer(TM)-formulated influenza vaccine in France during 1997. A total of 48 young and 41 elderly adults participated in this study, which was designed to measure the safety and level of immune response to the vaccine. Based on the results of the study, which showed the Adjumer(TM)- formulated vaccine was well tolerated and elicited improved responses, a Phase II safety and immunogenicity study was initiated by PMC during 1997. A total of 430 elderly adults participated in the Phase II study, which was conducted in Peru. Preliminary results of the Phase II clinical trial confirmed that the Adjumer(TM)-formulated vaccine was well tolerated. However, results of the Phase II study appear to be inconsistent in certain respects with Phase I results. The degree of improvement in immune responses elicited by the Adjumer(TM) influenza vaccine was less in comparison to the control group than was elicited in the Phase I study. At the same time, certain control group results also appear to be significantly higher in Phase II than in

Phase I. The Company and PMC are currently analyzing and assessing the results of the Phase II study to determine the appropriate next steps to take with the clinical development of the product.

     PMC is continuing to investigate the use of Adjumer(TM) in other vaccines. The Company understands that Phase I trials of Adjumer(TM)-formulated vaccines for Lyme disease and for RSV will be initiated by PMC during 1998.

     The Company is also developing a novel vaccine against rotavirus infection. Rotavirus, a major cause of diarrhea and vomiting in infants, affects approximately 80% of the approximately 4 million infants born each year in the United States. As a result, on an annual basis, about 500,000 infants require medical attention and 50,000 are hospitalized. The economic burden in the United States is estimated at over $1 billion in direct and indirect costs. The Company anticipates a vaccine against rotavirus disease will become a universal pediatric vaccine. The Company has completed Phase I clinical trials of an orally delivered live human rotavirus vaccine selected to elicit a broadly protective immune response to the most prevalent strains of rotavirus. During 1997 the Company completed a Phase I/II clinical trial designed to define the optimal vaccine dose and optimal age for immunization. Based on the assessment of the safety and immunogenicity of the vaccine, the Company initiated a Phase II efficacy study in 1997. The results of this study are expected to be available by mid-1998 and depending upon the outcome of this study, the Company anticipates that the product will advance to Phase III clinical studies in 1999. As discussed in the preceding section, following the successful completion of the Phase II clinical trial, SB will assume financial responsibility for all subsequent clinical and development activities.

     The Company is developing a vaccine against HSV2, a sexually transmitted virus which causes genital herpes. HSV2 has an estimated incidence of 500,000 new cases occurring in the United States each year. At present, there is no approved vaccine for prevention of HSV2 infection. The Company plans to initiate Phase I clinical trials of the vaccine for the prevention of genital herpes during 1998. In addition, the Company is currently conducting animal studies in preparation for a Phase I trial of a Micromer(TM)-formulated influenza vaccine during the second half of 1998.

     During 1997, the Company received an exclusive worldwide license from Harvard College to Therapore(TM), which the Company believes to be the core of a novel technology for the development of immunotherapeutics. The system is initially being evaluated in therapies to treat chronic viral infections such as Hepatitis B, Hepatitis C and HIV, and cancers including melanoma.

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

     To date, the Company has been arranging on a purchase order basis with contract manufacturers for the manufacture of PCPP and vaccines in quantities sufficient for preclinical studies and for clinical trials of the Company's rotavirus vaccine candidate. The Company has a contract for the development and initial supply of the starting materials for PCPP but does not yet have a written contract with a manufacturer for production of PCPP or for any other components of its vaccine delivery systems or vaccine candidates. The manufacturing processes for the Company's vaccine delivery systems and vaccines utilize known technologies. The Company believes that the vaccine delivery systems and vaccines it currently has under development can be readily scaled up to permit manufacture in commercial quantities. However, there can be no assurance that the Company will not encounter difficulties in scaling up the manufacturing processes.

     In addition, the Company has facilitated the production of commercial grade PCPP in a contractor's cGMP manufacturing facility according to agreed upon specifications. The PMC agreement, while reserving to PMC the right to manufacture PCPP, anticipates that the Company will supply PCPP under a cost-plus supply agreement.

     The Company intends to establish manufacturing arrangements with manufacturers that comply with the FDA's requirements and other regulatory standards, although there can be no assurance that the Company will be able to do so. In the future, the Company may, if it becomes economically attractive to do so, establish its own manufacturing facilities to produce any vaccine products that it may develop. In order for the Company to establish a manufacturing facility, the Company will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive cGMP regulations of the FDA applicable to such facility. The product manufacturing facility would also need to be licensed for the production of vaccines by the FDA.

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

PATENTS, LICENSES AND PROPRIETARY RIGHTS

  Licenses

     The Company has entered into several significant license agreements relating to technology which is being developed by the Company or its collaborators, including licenses from: Massachusetts Institute of Technology covering certain proprietary technologies for vaccine delivery related to PCPP microparticles; Penn State Research Foundation covering the production of polyphosphazene polymer; Harvard College relating to proprietary technology involving genetically altered Vibrio and Salmonella typhi strains; Cincinnati Children's Hospital involving proprietary rights and technologies relating to an attenuated rotavirus strain for a rotavirus vaccine; Harvard College and the Dana Farber Cancer Institute relating to a genetically-altered HSV2 virus for herpes virus vaccines; and Harvard College for a novel immunotherapy delivery system to be developed to deliver products for the treatment of chronic viral infections and cancers. In general, these institutions have granted the Company an exclusive worldwide license (with right to sublicense) to certain proprietary technologies (including rights to patents and patent applications) to make, use and sell products using the licensed technology, subject to the reservation by the licensor of a non-exclusive right to use the technologies for non-commercial purposes. Generally, the term of each license is through the expiration of the last of the patents issued with respect to the technologies covered by such license. The Company has generally agreed to use its reasonable efforts to develop and commercialize products and achieve certain milestones and pay license fees, milestone payments and royalties based on the net sales of the licensed products or to pay a percentage of sublicense income. If the Company breaches its obligations, the licensor has the right to terminate the license, and, in some cases, convert the license to a non-exclusive license.

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

     The Company owns an issued United States patent which expires on July 12, 2013, and corresponding foreign applications, directed to the use of vaccines which incorporate the Company's Adjumer(TM) vaccine delivery technology. In addition, the Company owns an issued United States patent which expires September 21, 2013, and corresponding foreign applications, directed to the use of vaccines incorporating the Company's Micromer(TM) vaccine delivery technology. Further, the Company owns and has licensed other United States patents and patent applications which are directed to technology which may be useful for the Company's Micromer(TM) and Adjumer(TM) vaccine delivery systems and corresponding foreign applications. The Company has an exclusive license to a United States patent application, and corresponding foreign applications, directed to a vector construct which is used in the Company's VibrioVec(TM) vaccine delivery system. The Company has an exclusive license to an issued United States patent which expires on December 12, 2012, directed to a rotavirus antigen which forms a part of the Company's rotavirus vaccine and to a United States patent application, and corresponding foreign applications, directed to a defective HSV2 virus for use in the Company's vaccine directed against genital herpes. The Company has an exclusive license to a United States patent application which is directed to technology which may be useful for the Company's Therapore(TM) system.

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

     The Company is aware of a domestic patent and a foreign patent which cover claims that could conflict with the Company's vaccine candidates and delivery systems. The Company believes that the relevant claim under the domestic patent is invalid and that the relevant claim under the foreign patent does not extend to or restrict the Company's activities. There can be no assurance that the applicable patent office or court would reach the same conclusions. In addition to the patents and the patent applications referred to in the previous two paragraphs, there may be other patent applications and issued patents belonging to competitors that may require the Company to alter its vaccine candidates and vaccine delivery systems, pay licensing fees or cease certain activities. If the Company's vaccine candidates conflict with patents that have been or may be granted to competitors, universities or others, such other persons could bring legal actions against the Company claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms or at all. The Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume substantial resources.

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

GOVERNMENT REGULATION

     The Company's activities and products are significantly regulated by a number of governmental entities, especially by the FDA in the United States and by comparable authorities in other countries. These entities regulate, among other things, the manufacture, testing, safety, effectiveness, labeling, documentation, advertising and sale of the Company's products. Product development within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that initially appear promising ultimately do not reach the market because they are found to be unsafe or ineffective when tested.

     In the United States, vaccines for human use are subject to FDA approval as "biologics" under the Public Health Service Act and "drugs" under the Federal Food, Drug and Cosmetic Act. The steps required before a new product can be commercialized include: preclinical studies in animals, clinical trials in humans to determine safety and efficacy, and FDA approval of the product for commercial sale.

     The FDA provides that human clinical trials may begin thirty (30) days after receipt and review of an Investigational New Drug application (IND), unless the FDA requests additional information or changes to the study protocol within that period. The IND summarizes the preclinical testing and outlines the plan for the clinical trial. Authorization to conduct a clinical trial in no way assures that the FDA will ultimately approve the product. Clinical trials are conducted in three sequential phases; in Phase I, the product is given to a small number of healthy volunteers to test for safety (adverse effects). Phase II trials are conducted on a limited group of the target patient population; safety, optimal dosage and efficacy are studied. A Phase III is performed in a large patient population over a wide geographic area to prove that significant efficacy exists. The FDA has ongoing oversight over all these trials and can order a temporary or permanent discontinuation if that action is warranted. Such an action could materially and adversely affect the company.

     The results of the clinical trials and all supporting data are submitted to the FDA for approval. A Biologics License Application (BLA) is submitted for a biologic product; a New Drug Application (NDA) for a drug product. The interval between IND filing and BLA/NDA filing is usually at least several years due to the length of the clinical trials; and the BLA/NDA review process can take over a year. During this time the FDA may request further testing, additional trials or may turn down the application. Even with approval, the FDA frequently requires post-marketing safety studies (known as Phase IV trials) to be performed.

     The FDA requires that the manufacturing facility that produces a licensed product meet certain standards, undergo an inspection and obtain an establishment license prior to commercial marketing of a vaccine.

     The Advisory Committee on Immunization Practices (ACIP) of the CDC has a role in setting the public market in the United States for most of the products the Company intends to develop. The Committee makes recommendations on the appropriate use of vaccines and related products and the CDC develops epidemiologic data relevant to vaccine requirements and usage.

     To market its products abroad, the Company is subject to varying foreign regulatory requirements. Although international efforts are being made to harmonize these requirements, applications must currently be made in each country. The data necessary and the review time varies significantly from one country to another. Approval by the FDA does not ensure approval by the regulatory bodies of other countries.

     The Company's collaborators are subject to all of the above-described regulations in connection with the commercialization of products utilizing the Company's technology.

PRODUCT LIABILITY

     The testing and marketing of vaccines entail an inherent risk of product liability attributable to unwanted and potentially serious health effects. If and when the Company manufactures vaccines which are recommended for routine administration to children, the Company will be required to participate in the National Vaccine Injury Compensation Program. This program compensates children having adverse reactions to certain routine childhood immunizations with funds collected through an excise tax from the manufacturers of these vaccines.

     The Company has clinical trial liability insurance coverage in the amount of $2 million. However, there can be no assurance that such insurance coverage is or will continue to be adequate or available. The Company intends to seek product liability insurance coverage prior to commercialization of its product candidates but there can be no assurance that insurance will be available at all or in sufficient amounts to protect the Company at a reasonable cost.

HUMAN RESOURCES

     As of December 31, 1997, the Company had 54 employees, 45 of whom were engaged in research and development activities, including 15 Ph.D.'s. The Company's employees are not governed by any collective bargaining agreement and the Company believes that its relationship with its employees is good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

  Executive Officers of the Registrant

     The executive officers of the Company are as follows:

NAME                                     AGE                        POSITION
----                                     ---                        --------
J. Barrie Ward, Ph.D. .................  59     Chief Executive Officer and Chairman of the Board
William A. Packer......................  63     President, Chief Financial Officer
Bryan E. Roberts, Ph.D. ...............  50     Executive Vice President
Lendon Payne, Ph.D., M.D. .............  49     Vice President of Research
Dale R. Spriggs, Ph.D. ................  46     Vice President of Development
Lisa P. McGillis.......................  38     Director of Finance

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

     William A. Packer joined the Company in 1992 as President and a Director and was also elected Chief Financial Officer in March 1996. Prior to joining the Company, Mr. Packer held various senior management positions with SmithKline Beecham plc, a pharmaceutical company, from 1964 to 1991, most recently as Senior Vice President, Biologicals, where he was responsible for the direction of SB's global vaccine business. Mr. Packer is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

     Lendon Payne, Ph.D., M.D. joined the Company in 1991 and in January 1997 became an officer of the Company. Dr. Payne served as a Research Director from 1993 to 1995, and since 1996, was the Vice President of Research. Dr. Payne received his Ph.D. in virology and his M.D. from Karolinska Institute School of Medicine, Stockholm, Sweden. Dr. Payne terminated his employment with the Company on January 30, 1998.

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

     The following table sets forth the name and current position of each scientific advisor:


NAME                                                             POSITION
----                                                             --------
Barry Bloom, M.D. ...................  Retired (Former Executive Vice President, Pfizer, Inc.)
Robert Langer, Ph.D. ................  The Germeshausen Professor, Department of Chemical
                                         Engineering, Massachusetts Institute of Technology
Myron Essex, D.V.M., Ph.D. ..........  Chairman, Department of Cancer Biology, Harvard School of
                                         Public Health, Chairman of Harvard AIDS Institute
Brian Mahy, Ph.D., Sc.D. ............  Director of Viral and Rickettsial Diseases, the Centers for
                                         Disease Control and Prevention
John Mekalanos, Ph.D. ...............  Chairman, Department of Microbiology and Molecular Genetics,
                                         Harvard Medical School
Morton Swartz, M.D. .................  Chief, James Jackson Firm Medical Services & Infectious
                                         Disease Unit of Massachusetts General Hospital, Professor,
                                         Harvard Medical School
Hans Wigzell, Ph.D. .................  President, Karolinska Institute, Stockholm

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Common Stock of the Company began trading in June 1996 (subsequent to the initial public offering) on the NASDAQ National Market under the symbol "VRII". The following table lists the high and low sales prices for each quarter the common stock traded during 1996 and 1997. Prior to the offering in June 1996, no established public trading market existed.


1997 QUARTER                   HIGH   LOW            1996 QUARTER                    HIGH      LOW
------------                   ----   ---            ------------                    ----      ---
First........................   8 3/4  5             First........................   N/A       N/A
Second.......................   8      4 3/4         Second.......................   12 1/4    9
Third........................   7 1/8  5             Third........................    9 1/4    5 7/8
Fourth.......................   9 1/2  3 1/4         Fourth.......................    8 1/4    4 3/4

     As of February 2, 1998, the approximate number of common shareholders of record was 81. Many of these shares of Common Stock are held by brokers and other institutions on behalf of stockholders. Consequently, the Company is unable to estimate the total number of stockholders represented by these record holders.

     The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

     (b)  Use of Proceeds from the Company's Initial Public Offering (the "IPO")

     (1) Effective date of Registration Statement on Form S-1: June 5, 1996; Commission file number: 333-3378

     (2)  The Offering commenced on June 6, 1996.

     (3)  Not applicable.

     (4)  (i)    All securities registered in the Offering were sold.

          (ii)   The managing underwriters of the Offering were:
                    Oppenheimer & Company, Inc.
                    Pacific Growth Equities, Inc.

          (iii)  Common Stock, par value $.001 per share

          (iv)   Issuer:
                 Amount registered -- 2,300,000 shares
                 Aggregate purchase price of the Offering amount registered -- $27,600,000
                 Amount sold -- 2,300,000 shares
                 Aggregate Offering price of the amount sold -- $27,600,000

                 Selling Security holder: Not applicable

          (v) $1,932,000 in underwriting discounts and expenses paid to underwriters;
                 $925,000 of other expenses incurred; and $2,857,000 in total underwriting discounts and expenses

          (vi)   Net offering proceeds to the Company: $24,743,000

          (vii)  Use of Proceeds:
                 Purchase and installation of machinery and equipment: $417,000 Repayment of indebtedness: $1,000,000
                 Working Capital -- $9,117,000
                 Temporary investments (money market account and short-term instruments): $14,209,000

          (viii) Use of proceeds does not represent a material change in the use of proceeds described in the Offering prospectus.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information presented below has been derived from the audited financial statements of the Company, and should be read in conjunction with the Company's Financial Statements and related Notes thereto.

STATEMENT OF OPERATIONS DATA:

                                                 YEAR ENDED DECEMBER 31,                          FEBRUARY 11, 1991
                           -------------------------------------------------------------------   (INCEPTION) THROUGH
                              1997          1996          1995          1994          1993        DECEMBER 31, 1997
                           -----------   -----------   -----------   -----------   -----------   -------------------
REVENUE:
Licensing and option
  revenue................  $   905,556   $ 4,520,000   $   770,000   $   700,000   $        --      $  6,895,556
Research and development
  revenue................    1,599,982     1,476,449     1,067,480        21,269            --         4,165,180
Interest income..........    1,298,857       851,082       126,249       163,591        83,610         2,523,389
                           -----------   -----------   -----------   -----------   -----------      ------------
         Total revenue...    3,804,395     6,847,531     1,963,729       884,860        83,610        13,584,125
EXPENSES:
Research and
  development............    7,557,055     5,262,507     5,734,427     5,756,042     4,205,781        31,566,535
General and
  administrative.........    2,344,638     2,328,204     1,854,732     1,887,512     1,452,344        11,308,997
Depreciation.............      401,085       673,436       583,654       517,756       268,391         2,518,916
Interest and other
  expense................       65,971       165,320        87,944        52,332        84,315           719,199
                           -----------   -----------   -----------   -----------   -----------      ------------
         Total
           expenses......   10,368,749     8,429,467     8,260,757     8,213,642     6,010,831        46,113,647
                           -----------   -----------   -----------   -----------   -----------      ------------
         Net loss........  $(6,564,354)  $(1,581,936)  $(6,297,028)  $(7,328,782)  $(5,927,221)     $(32,529,522)
                           ===========   ===========   ===========   ===========   ===========      ============
Basic and diluted net
  loss per common
  share..................  $      (.74)
Shares used in computing
  basic and diluted net
  loss per common
  share..................    8,897,784
Pro forma basic and
  diluted net loss per
  common share...........                $     (0.21)  $     (1.03)
Shares used in computing
  pro forma basic and
  diluted net loss per
  common share...........                  7,639,726     6,104,671

BALANCE SHEET DATA:

                                                                       DECEMBER 31,
                                          ----------------------------------------------------------------------
                                             1997          1996           1995           1994           1993
                                          -----------   -----------   ------------   ------------   ------------
Cash and cash equivalents...............  $ 2,488,963   $15,209,180   $  1,180,176   $  5,669,490   $    954,134
Total assets............................   20,878,339    27,437,531      2,727,905      7,667,363      2,742,301
Notes payable...........................           --            --        923,315             --             --
Lease obligation payable, less current
  portion...............................           --        64,351        210,842         46,838        220,028
Redeemable convertible preferred
  stock.................................           --            --     24,527,073     24,508,053     12,581,906
         Total stockholders' equity
           (deficit)....................  $19,409,847   $25,950,856   $(24,248,340)  $(18,043,081)  $(10,751,850)

     The Company has paid no cash dividends since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company for the years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the accompanying audited financial statements and the related notes thereto.

     This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to: (i) the scope and results of preclinical and clinical testing, including the progress and results of the Phase II rotavirus clinical trial and the further review of the Phase I and Phase II Adjumer(TM)-formulated influenza vaccine results and further clinical or preclinical testing after evaluation of the results; (ii) the progress of the Company's research and development programs, including further development of the Adjumer(TM) delivery system; (iii) changes in existing and potential relationships with corporate collaborators; (iv) the Company's ability to compete successfully with larger companies; (v) risks of failure inherent in product development based on new technologies and novel delivery systems; (vi) the Company's ability to attract and retain qualified personnel; (vii) the time and costs of obtaining regulatory approvals, patents, proprietary rights and licenses; (viii) the ability of the Company to establish development and commercialization capacities or relationships; (ix) the costs of manufacturing; and (x) the Company's ability to secure future funding.

OVERVIEW

     Virus Research Institute, Inc. (the "Company") is engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and improved and novel vaccines for adults and children. The Company is developing a portfolio of proprietary vaccine delivery systems designed to improve the efficacy, lower the cost of administration and improve patient compliance for a variety of vaccine products. The Company and its collaborators currently are applying the Company's vaccine delivery systems to develop vaccines for the prevention of influenza, Lyme disease, respiratory syncytial virus (RSV), and H. pylori infections. The Company has entered into long-term collaboration agreements with Pasteur Merieux Connaught (PMC), Pasteur Merieux-OraVax (PM-O) and CSL, Ltd. pursuant to which they may utilize the Company's vaccine delivery systems in developing a number of vaccines. During 1997, the Company entered into a collaboration with SmithKline Beecham (SB) for the development and commercialization of the Company's oral rotavirus vaccine. The Company is also developing its own proprietary vaccine, utilizing antigens licensed exclusively by the Company, for the virus causing genital herpes, HSV2. In addition, the Company has acquired the exclusive license to Therapore(TM), a novel delivery system for the delivery of immunotherapeutics for chronic viral infections and cancers.

     The Company is in the development stage and has devoted substantially all of its resources to the research and development of its vaccine delivery systems and vaccine candidates and general and administrative expenses. Through December 31, 1997 the Company has not generated any revenue from product sales, but has received an aggregate of $13,584,000 in revenues from licensing and option agreements, research and development agreements and grants, and interest income. There can be no assurance that the Company will receive such revenue in the future.

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

                                NEW DEVELOPMENTS

     Preliminary results from the Company's Phase I/II clinical trial of its rotavirus vaccine candidate became available during the first quarter of 1997. Rotavirus infections are a major cause of acute diarrhea and dehydration in infants. The clinical trial was a double-blinded, placebo controlled study designed to define the optimal vaccine dose and optimal age for immunization. The results demonstrated that the vaccine was generally well tolerated in younger infants and elicited broad immune responses in all infants. Based on these findings and the results of an earlier Phase I study, the Company initiated a Phase II efficacy study during the second quarter of 1997. This trial, which is being conducted at four U.S. medical centers, is designed to examine the vaccine's ability to prevent rotavirus disease and to further study the safety of the vaccine. A total of 215 infants were enrolled in the study and have been immunized with the vaccine. Results from the study are expected to be available during 1998. The Company cautions investors that the presence of statistically significant results in one clinical trial does not ensure that these results will be repeated in subsequent trials.

     During 1997, the Company established a collaboration with SB to develop and commercialize the Company's rotavirus vaccine. The Company will be responsible for the continuation of the Phase II efficacy study as discussed above. Following successful completion of the Phase II trial, SB will assume responsibility for and fund all subsequent clinical and other development activities. The Company will be entitled to receive milestone payments and royalties on vaccine sales under the agreement which grants SB exclusive worldwide marketing rights to the rotavirus vaccine.

     Based on the results of an earlier Phase I clinical trial, the Company's collaborator, PMC, conducted a Phase II safety and immunogenicity clinical trial of an Adjumer(TM)-formulated influenza vaccine during 1997. In the Phase I study conducted in France, 48 young and 41 elderly adults were given single injections of either the vaccine formulated with Adjumer(TM) or the same vaccine without Adjumer(TM). A total of 430 elderly adults participated in the Phase II study, which was conducted in Peru. Preliminary results of the Phase II clinical trial confirmed that the Adjumer(TM)-formulated vaccine was well tolerated. However, results of the Phase II study appear to be inconsistent in certain respects with Phase I results. The degree of improvement in immune responses elicited by the Adjumer(TM) influenza vaccine was less in comparison to the control group than was elicited in the Phase I study. At the same time, certain control group results also appear to be significantly higher in Phase II than in Phase I. The Company and PMC are currently analyzing and assessing the results of the Phase II study to determine the appropriate next steps to take with the clinical development of the product. The Adjumer(TM) research and development program with PMC, which encompasses a number of additional vaccine products, continues.

     During 1997, the Company was granted an exclusive worldwide license by Harvard University to Therapore(TM), a novel immunotherapeutic delivery system. Therapore(TM) will initially be evaluated in therapies to deliver products for the treatment of chronic viral infections and cancers. Under the terms of the agreement, the Company will be obligated to pay license fees, milestone payments and royalties to Harvard.

     In January 1998, the Company entered into a license agreement with Heska Corporation (Heska) to collaborate on the development and commercialization of a number of Heska's animal health vaccines through the use of Adjumer(TM). Under the terms of the agreement, based on progress in development, the Company will be entitled to receive license fees, milestone payments and royalties.

                             RESULTS OF OPERATIONS

REVENUE

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Licensing and option.....................................  $  906    $4,520    $  770
Research and development.................................   1,600     1,477     1,068
Interest income..........................................   1,299       851       126
                                                           ------    ------    ------
          Total revenue..................................  $3,805    $6,848    $1,964
                                                           ======    ======    ======

     Total revenue declined by $3,043,000 to $3,805,000 in 1997 from $6,848,000 in 1996 and increased by $4,884,000 in 1996 from $1,964,000 in 1995. Licensing and option revenue declined by $3,614,000 from $4,520,000 in 1996 to $906,000 in 1997 due to the receipt in 1996 of $4,500,000 for the achievement of milestones pursuant to the agreement with PMC. Revenue in 1997 consisted primarily of $650,000 related to agreements with PM-O. Revenue from licensing and option sources in 1995 consisted primarily of $750,000 received under a collaboration agreement with Chiron Corporation. Research and development revenue increased by $123,000 to $1,600,000 in 1997 from $1,477,000 in 1996.
During 1997, the greater part of research and development revenue was generated from agreements with PMC and PM-O. The Company's research and development revenue in 1996 included $1,250,000 received from PMC while research and development revenue in 1995 consisted primarily of a payment of $625,000 received in conjunction with the PMC agreement. Interest income increased by $448,000 to $1,299,000 in 1997 from $851,000 in 1996 and by $725,000 in 1996 from $126,000 in 1995. The increase is due to an increase in cash, cash equivalents and investments derived principally from the proceeds of the Company's initial public offering.

EXPENSES

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997       1996      1995
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Research and development................................  $ 7,557    $5,263    $5,734
General and administrative..............................    2,345     2,328     1,855
Depreciation............................................      401       673       584
Interest and other......................................       66       165        88
                                                          -------    ------    ------
          Total expenses................................  $10,369    $8,429    $8,261
                                                          =======    ======    ======

     The Company's total expenses increased by $1,940,000 to $10,369,000 in 1997 from $8,429,000 in 1996 and increased by $168,000 in 1996 from $8,261,000 in
1995. Research and development expenses increased by $2,294,000 to $7,557,000 in 1997 from $5,263,000 in 1996. The increase is primarily attributable to costs associated with the polyphosphazene manufacturing and scale up process and to an increase in rotavirus clinical trial costs. Research and development expenses declined by $471,000 to $5,263,000 in 1996 from $5,734,000 in 1995 principally due to a reduction in outside consulting costs, the conclusion of certain sponsored research agreements and a reduction in polyphosphazene manufacturing costs. General and administrative expenses increased slightly, by $17,000, to $2,345,000 in 1997 from $2,328,000 in 1996. A reduction in foreign withholding taxes associated with milestone payments from PMC was offset by higher investor relations and other costs associated with being a public company. General and administrative costs increased by $473,000 to $2,328,000 in 1996 from $1,855,000 in 1995 principally due to an increase in compensation and recruiting costs, and the payment of $250,000 in foreign withholding taxes associated with milestone payments from PMC. These increases were partially offset by reductions in consulting and legal costs. Depreciation expense declined $272,000 to $401,000 in 1997 from $673,000 in 1996 as a result of the full depreciation of various leasehold improvements. From 1995 to 1996, depreciation expense increased $89,000 to $673,000 in 1996 from $584,000 in 1995 due to the Company's increased investment in laboratory equipment and leasehold improvements during that time.. Interest and other expense declined $99,000 to $66,000 in 1997 from $165,000 in 1996 and increased by $77,000 in 1996 from $88,000 in 1995. Interest and other expense in 1996 reflects the increased costs associated with short term loans entered into in 1995 and 1996. These short term loans were either repaid or converted into common stock upon completion of the Company's initial public offering.

                        LIQUIDITY AND CAPITAL RESOURCES

     From inception (February 11, 1991) through December 31, 1997, the Company's cash expenditures have exceeded revenues. The Company's operations have been funded principally through the sale of equity, loans from stockholders, equipment lease financing and payments under licensing, option and research and development agreements. Net cash used by the Company's operations since inception was $30,088,000, primarily to fund research and development efforts and general and administrative expenses. Since inception the Company has incurred $3,149,000 in capital expenditures, primarily for leasehold improvements and equipment for the Company's laboratories. During the year ended December 31, 1997 the Company incurred

$235,000 in capital expenditures primarily on expenditures required for the polyphosphazene manufacturing process and on improvements to its laboratory facilities. The Company anticipates incurring approximately $400,000 in capital expenditures during 1998, primarily on equipment necessary for the polyphosphazene manufacturing process.

     From inception through December 31, 1997, the Company raised net proceeds of approximately $51,829,000 through the sale of equity securities. Included in this amount are net proceeds of $24,743,000 from the Company's initial public offering in 1996 and the conversion to common stock of an aggregate of $7,974,000 in notes payable to certain stockholders. In addition, from inception the Company has funded $751,000 of capital expenditures through sale and leaseback transactions.

     In December 1994, PMC made a $3,000,000 equity investment in the Company in connection with the execution of a collaboration agreement relating to Adjumer(TM). In January 1996, PMC and OraVax, Inc. each made an equity investment of $250,000 in connection with the execution of an option agreement relating to VibrioVec(TM). PMC made an additional equity investment of $1,000,000 in April 1996 associated with the Adjumer(TM) collaboration agreement. These amounts are included in the $51,829,000 referenced above.

     As of December 31, 1997 the Company's federal net operating loss carryforwards were approximately $12,480,000. If not used, the tax loss carryforwards will expire at various dates through 2012. The Company's ability to use these carryforwards is subject to limitations resulting from an ownership change as defined in Internal Revenue Code Sections 382 and 383. See Note H of Notes to Financial Statements.

     The Company has undertaken an assessment of the cost and impact on operations of addressing the Year 2000 issue in connection with its computer systems. As a result of such assessment, the Company believes that all of its major software will be Year 2000 compliant and the Company does not believe the Year 2000 issue will have a material impact on its business, operations or financial condition.

     The Company expects to incur substantial additional costs, including those related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, process scale up and manufacture and the expansion of its facilities. The Company anticipates that its existing funds, which include the proceeds from its initial public offering and interest earned thereon, should be sufficient to fund its operating and capital requirements as currently planned for the next twenty months. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors. In the future, the Company may need to raise substantial additional funds through further financing, including public or private equity offerings and collaborations with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies the Company would otherwise seek to develop and commercialize itself, any of which could have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding Directors required by this Item is incorporated by reference to the Section entitled "Proposal 1: Election of Directors" of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement"). The information regarding Executive Officers is included in
Part I of this Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

     The following financial statements are filed as part of this Form 10-K.

                                                                   PAGE
                                                                   ----
     Report of Independent Auditors..............................   24
     Balance Sheets as of December 31, 1997 and 1996.............   25
     Statements of Operations for the years ended December 31,
       1997, 1996 and 1995, and for the period February 11, 1991
       (Inception) through December 31, 1997.....................   26
     Statement of Changes in Stockholders' Equity (Deficit) for
       the period February 11, 1991 (Inception) through
       December 31, 1997.........................................   27
     Statements of Cash Flows for the years ended December 31,
       1997, 1996 and 1995, and for the period February 11, 1991
       (Inception) through December 31, 1997.....................   28
     Notes to Financial Statements...............................   29

     2.  Financial Statement Schedule and Auditors' Report

     Schedules are omitted since the required information is inapplicable or because the information required is shown in the Financial Statements or Notes thereto.

     3.  Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

  EXHIBIT NO.                          DESCRIPTION
  -----------                          -----------
   3.1(2)      Amended and Restated Certificate of Incorporation of Virus
               Research Institute, Inc.
   3.2(2)      Amended and Restated By-Laws of Virus Research
               Institute, Inc.
  10.1(1)      Virus Research Institute, Inc. 1992 Equity Incentive Plan,
               as amended and restated.
  10.2(1)      Form of Stock Option Agreement.
  10.3(3)      Lease dated December 1, 1996, between the Registrant and
               Moulton Realty Company.
  10.4(1)      Series D Convertible Preferred Stock Purchase Agreement
               dated December 20, 1994.
  10.5(1)      Series D Convertible Preferred Stock Purchase Agreement
               dated January 5, 1996.
  10.6(1)      Second Amended and Restated Stockholders Agreement dated
               April 8, 1994 and amendments.
  10.7(1)      Form of Warrant Agreement dated as of February 10, 1994.
  10.8(1)      Form of Warrant to purchase shares of Common Stock dated
               February 10, 1994 issued pursuant to Exhibit 10.7.
  10.9(1)      Loan Agreement dated as of September 14, 1995 between the
               Registrant and certain stockholders, with forms of
               Convertible Promissory Note and Warrant Agreement attached.
  10.10(1)     Form of Warrant to purchase shares of Common Stock dated
               December 14, 1995 issued pursuant to Exhibit 10.9.
  10.11(1)     Warrants issued to Comdisco, Inc. ("Comdisco") to purchase shares of Series A Preferred Stock and Series C Preferred
               Stock.
  10.12(1)     Master Lease Agreement dated as of August 31, 1992, between the Registrant and Comdisco.
  10.13(1)     License Agreement, dated as of May 1, 1992, between the
               Registrant and the President and Fellows of Harvard College
               ("Harvard") as amended.
  10.14(1)     License and Clinical Trials Agreement, dated as of February
               27, 1995, between the Registrant and The James N. Gamble
               Institute of Medical Research (assigned to Children's
               Hospital of Cincinnati).
  10.15(1)     License Agreement, dated as of March 12, 1995, between the
               Registrant, Harvard and Dana-Farber Cancer Institute.
  10.16(1)     License Agreement, dated December 6, 1991, between the
               Registrant and Massachusetts Institute of Technology.
  10.17(1)     License Agreement, dated March 8, 1995, between the
               Registrant and The Penn State Research Foundation.
  10.18(1)     License Agreement, dated as of December 13, 1994, between
               the Registrant and Pasteur Merieux Serums & Vaccins S.A.
               ("Pasteur Merieux").
  10.19(1)     License Agreement, dated as of August 2, 1995, between the
               Registrant and Pasteur Merieux.
  10.20(1)     Option Agreement, dated as of November 22, 1995, among the
               Registrant, Pasteur Merieux, OraVax, Inc., OraVax Merieux
               Co. and Merieux OraVax S.N.C. relating to PCPP.
  10.21(1)     Option Agreement dated as of November 22, 1995, among the
               Registrant, Pasteur Merieux, OraVax, Inc., OraVax Merieux
               Co. and Merieux OraVax S.N.C. relating to VibrioVec(TM).


  EXHIBIT NO.                          DESCRIPTION
  -----------                          -----------
  10.22(1)     Research Agreement, dated January 10, 1996, between the
               Registrant and CSL Limited.

  10.23(1)     Collaborative Research and License Agreement, dated as of
               June 22, 1995, between the Registrant and SmithKline
               Beecham plc.

  10.24(1)     Research and Development License and Option for Commercial
               License Agreement, dated as of December 28, 1995, between the Registrant and Chiron Corporation.

  10.25(4)     License Agreement, dated as of December 1, 1997, between the
               Registrant and SmithKline Beecham PLC.

  10.26(4)     License Agreement, dated as of March 25, 1997, among the
               Registrant, Pasteur Merieux, OraVax, Inc., OraVax Merieux
               Co. and Merieux OraVax S.N.C.

  10.27(4)     License Agreement, dated as of March 28, 1997, among the
               Registrant and Harvard.

  10.28(4)     License Agreement, dated as of December 1, 1997, among the
               Registrant, Pasteur Merieux, OraVax, Inc., OraVax Merieux
               Co. and Merieux OraVax S.N.C.

  11.1         Statement Regarding Computation of Earnings Per Share.

  23.1         Consent of Richard A. Eisner & Company, LLP.

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

(3) Incorporated by reference to the relevant exhibit to Virus Research Institute, Inc.'s Form 10-K for the year ended December 31, 1996 as filed with the SEC on March 26, 1997.

(4) Confidential treatment requested.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on the 17th day of March, 1998.

                                          VIRUS RESEARCH INSTITUTE, INC.

                                          By:   /s/ J. BARRIE WARD, PH.D.
                                            ------------------------------------
                                                    J. Barrie Ward, Ph.D.
                                                Chief Executive Officer and
                                                   Chairman of the Board

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

              /s/ J. BARRIE WARD, PH.D.                  Chief Executive Officer and    March 17, 1998
-----------------------------------------------------      Chairman of the Board
                J. Barrie Ward, Ph.D.                      (principal executive
                                                           officer)

                /s/ WILLIAM A. PACKER                    President, Chief Financial     March 17, 1998
-----------------------------------------------------      Officer and Director
                  William A. Packer                        (principal financial
                                                           officer)

                /s/ LISA P. MCGILLIS                     Director of Finance            March 17, 1998
-----------------------------------------------------      (principal accounting
                  Lisa P. McGillis                         officer)

                                                         Director                       March 17, 1998
-----------------------------------------------------
                 John W. Littlechild

                /s/ ALAN M. MENDELSON                    Director                       March 17, 1998
-----------------------------------------------------
                  Alan M. Mendelson

                /s/ FREDERICK W. KYLE                    Director                       March 17, 1998
-----------------------------------------------------
                  Frederick W. Kyle

               /s/ ROBERT J. HENNESSEY                   Director                       March 17, 1998
-----------------------------------------------------
                 Robert J. Hennessey

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Virus Research Institute, Inc.
Cambridge, Massachusetts

     We have audited the accompanying balance sheets of Virus Research Institute, Inc. (a development stage company) as at December 31, 1997 and December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and for the period from February 11, 1991 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Virus Research Institute, Inc. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, and the period from February 11, 1991 (inception) through December 31, 1997 in conformity with generally accepted accounting principles.

                                          RICHARD A. EISNER & COMPANY, LLP

Cambridge, Massachusetts
January 30, 1998

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                             DECEMBER 31, 1997    DECEMBER 31, 1996
                                                             -----------------    -----------------
CURRENT ASSETS:
  Cash and cash equivalents (Note E).......................    $  2,488,963         $ 15,209,180
  Marketable securities (Note E)...........................      15,968,923           10,339,985
  Contract receivable (Note C).............................       1,000,000                   --
  Interest receivable......................................         352,186              218,285
  Prepaid expenses.........................................         273,224              220,534
  Other current assets.....................................          42,616                  659
                                                               ------------         ------------
     Total current assets..................................      20,125,912           25,988,643
NONCURRENT ASSETS:
  Marketable securities (Note E)...........................               0              499,891
  Leasehold improvements and equipment (net of accumulated
     depreciation and amortization of $2,416,568 at
     December 31, 1997 and $2,015,483 at December 31, 1996)
     (Note D)..............................................         715,234              881,363
  Other assets.............................................          37,193               67,634
                                                               ------------         ------------
     Total noncurrent assets...............................         752,427            1,448,888
                                                               ------------         ------------
          Total assets.....................................    $ 20,878,339         $ 27,437,531
                                                               ============         ============
CURRENT LIABILITIES:
  Accounts payable.........................................    $     24,769         $     43,809
  Accrued consulting and research fees.....................         709,295              810,677
  Accrued employee benefits................................          91,636               71,636
  Accrued legal............................................         192,453              112,000
  Other accrued expenses...................................         377,987              229,123
  Current portion of lease obligation payable (Note
     F(2)).................................................          72,352              155,079
                                                               ------------         ------------
     Total current liabilities.............................       1,468,492            1,422,324
Lease obligation payable, less current portion (Note
  F(2))....................................................              --               64,351
Commitments (Notes C and F)
Stockholders' equity (Notes A and G):
  Preferred stock -- $.001 par value; 5,000,000 shares
     authorized, none issued...............................              --                   --
  Common stock -- $.001 par value; 30,000,000 shares
     authorized; 8,928,314 shares issued at December 31,
     1997 and 8,845,027 shares issued at December 31,
     1996..................................................           8,928                8,845
  Additional paid-in capital...............................      51,930,441           51,907,179
  Deficit accumulated during the development stage.........     (32,529,522)         (25,965,168)
                                                               ------------         ------------
     Total stockholders' equity............................      19,409,847           25,950,856
                                                               ------------         ------------
          Total liabilities and stockholders' equity.......    $ 20,878,339         $ 27,437,531
                                                               ============         ============

                       See Notes to Financial Statements

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                            YEAR ENDED DECEMBER 31,              FEBRUARY 11, 1991
                                   -----------------------------------------    (INCEPTION) THROUGH
                                      1997           1996           1995         DECEMBER 31, 1997
                                   -----------    -----------    -----------    -------------------
REVENUE (NOTE B(1)):
Licensing and option revenue.....  $   905,556    $ 4,520,000    $   770,000       $  6,895,556
Research and development
  revenue........................    1,599,982      1,476,449      1,067,480          4,165,180
Interest income..................    1,298,857        851,082        126,249          2,523,389
                                   -----------    -----------    -----------       ------------
          Total revenue..........    3,804,395      6,847,531      1,963,729         13,584,125
EXPENSES:
Research and development (Note
  C).............................    7,557,055      5,262,507      5,734,427         31,566,535
General and administrative.......    2,344,638      2,328,204      1,854,732         11,308,997
Depreciation.....................      401,085        673,436        583,654          2,518,916
Interest and other expense.......       65,971        165,320         87,944            719,199
                                   -----------    -----------    -----------       ------------
          Total expenses.........   10,368,749      8,429,467      8,260,757         46,113,647
                                   -----------    -----------    -----------       ------------
          Net loss...............  $(6,564,354)   $(1,581,936)   $(6,297,028)      $(32,529,522)
                                   ===========    ===========    ===========       ============
Basic and diluted net loss per
  common share...................  $     (0.74)
                                   ===========
Shares used in computing basic
  and diluted net loss per common
  share..........................    8,897,784
Pro forma basic and diluted net
  loss per common share..........                      $(0.21)   $     (1.03)
                                                  ===========    ===========
Shares used in computing pro
  forma basic and diluted net
  loss per common share..........                   7,639,726      6,104,671

                       See Notes to Financial Statements

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 DEFICIT
                                              COMMON STOCK                     ACCUMULATED
                                          --------------------   ADDITIONAL       DURING
                                                         PAR       PAID-IN     DEVELOPMENT
                                            SHARES      VALUE      CAPITAL        STAGE          TOTAL
                                          ----------   -------   -----------   ------------   ------------
Sale of common stock....................       1,667   $     2   $       498   $         --   $        500
Net loss -- February 11, 1991
  (inception) through December 31,
  1991..................................                                           (862,597)      (862,597)
                                          ----------   -------   -----------   ------------   ------------
Balance December 31, 1991...............       1,667         2           498       (862,597)      (862,097)
  Sale of common stock..................         607         1         1,819                         1,820
  Recapitalization: 1,000 for 1 stock
    split...............................   2,271,060     2,271        (2,271)                           --
  Surrender of common stock by HCV II...  (1,291,667)   (1,292)          905                          (387)
  Sale of common stock..................      48,275        48         7,193                         7,241
  Net loss for the year.................                                         (3,967,604)    (3,967,604)
                                          ----------   -------   -----------   ------------   ------------
Balance December 31, 1992...............   1,029,942     1,030         8,144     (4,830,201)    (4,821,027)
  Cancellation of shares pursuant to
    founders' plan amendment............    (282,000)     (282)         (564)                         (846)
  Purchase and cancellation of treasury
    shares..............................    (105,917)     (106)       (2,662)                       (2,768)
  Stock options exercised...............          83        --            12                            12
  Net loss for the year.................                                         (5,927,221)    (5,927,221)
                                          ----------   -------   -----------   ------------   ------------
Balance December 31, 1993...............     642,108       642         4,930    (10,757,422)   (10,751,850)
  Stock options exercised...............       1,475         2           321                           323
  Founder option exercised..............      43,333        43        37,007                        37,050
  Stock warrants exercised..............         185        --           178                           178
  Net loss for the year.................                                         (7,328,782)    (7,328,782)
                                          ----------   -------   -----------   ------------   ------------
Balance December 31, 1994...............     687,101       687        42,436    (18,086,204)   (18,043,081)
  Stock options exercised...............       2,903         3         1,766                         1,769
  Common stock warrants issued in
    conjunction with notes payable......                              90,000                        90,000
  Net loss for the year.................                                         (6,297,028)    (6,297,028)
                                          ----------   -------   -----------   ------------   ------------
Balance December 31, 1995...............     690,004       690       134,202    (24,383,232)   (24,248,340)
  Conversion of notes payable to
    investors...........................     217,927       218       987,874                       988,092
  Cashless exercise of stock warrants...      17,363        17           (17)                           --
  Conversion of redeemable convertible
    preferred stock.....................   5,553,579     5,554    26,003,825                    26,009,379
  Stock options exercised...............      66,154        66        40,900                        40,966
  Shares issued at Initial Public
    Offering............................   2,300,000     2,300    27,597,700                    27,600,000
  Costs of offering.....................                          (2,857,305)                   (2,857,305)
  Net loss for the year.................                                         (1,581,936)    (1,581,936)
                                          ----------   -------   -----------   ------------   ------------
Balance December 31, 1996...............   8,845,027     8,845    51,907,179    (25,965,168)    25,950,856
  Cashless exercise of stock warrants...      20,924        21           (21)                           --
  Stock options exercised...............      62,363        62        23,283                        23,345
  Net loss for the year.................                                         (6,564,354)    (6,564,354)
                                          ----------   -------   -----------   ------------   ------------
Balance December 31, 1997...............   8,928,314   $ 8,928   $51,930,441   $(32,529,522)  $ 19,409,847
                                          ==========   =======   ===========   ============   ============

                       See Notes to Financial Statements

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                YEAR ENDED DECEMBER 31,             FEBRUARY 11, 1991
                                       -----------------------------------------   (INCEPTION) THROUGH
                                           1997           1996          1995        DECEMBER 31, 1997
                                       ------------   ------------   -----------   -------------------
Cash flows from operating activities:
  Net loss...........................  $ (6,564,354)  $ (1,581,936)  $(6,297,028)     $(32,529,522)
  Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Depreciation and amortization...       409,077        700,188       599,435         2,569,442
     Conversion of accrued interest
       to preferred stock............            --         46,026            --            58,373
     Changes in operating assets and
       liabilities:
       Contract receivable...........    (1,000,000)            --            --        (1,000,000)
       (Increase) decrease in prepaid
          expenses and other
          assets.....................      (198,108)      (164,869)      112,784          (582,093)
       Increase in accounts payable
          and accrued expenses.......       128,896        127,320       157,611         1,396,140
                                       ------------   ------------   -----------      ------------
          Net cash used in operating
            activities...............    (7,224,489)      (873,271)   (5,427,198)      (30,087,660)
Cash flows from investing activities:
  Purchases of marketable securities,
     net of redemptions..............    (5,129,047)   (10,839,876)           --       (15,968,923)
  Capital expenditures...............      (234,955)      (349,312)     (129,561)       (3,149,247)
  Other..............................            --             --            --           (46,182)
                                       ------------   ------------   -----------      ------------
          Net cash used in investing
            activities...............    (5,364,002)   (11,189,188)     (129,561)      (19,164,352)
Cash flows from financing activities:
  Proceeds from notes payable........            --             --     1,000,000         7,973,668
  Sale and leaseback related to
     capital acquisitions............            --             --       250,000           751,311
  Principal payments on lease
     obligations.....................      (155,070)      (174,503)     (183,344)         (839,265)
  Sale of common stock...............        23,344     27,640,966         1,769        27,713,203
  Sale of preferred stock............            --      1,500,140            --        19,258,613
  Offering costs.....................            --     (2,875,140)         (980)       (3,112,941)
  Founders' shares reacquired........            --             --            --              (846)
  Purchase of treasury stock.........            --             --            --            (2,768)
                                       ------------   ------------   -----------      ------------
          Net cash provided by (used
            in) financing
            activities...............      (131,726)    26,091,463     1,067,445        51,740,975
Net increase (decrease) in cash and
  cash equivalents...................   (12,720,217)    14,029,004    (4,489,314)        2,488,963
Cash and cash equivalents, beginning
  of period..........................    15,209,180      1,180,176     5,669,490                --
                                       ------------   ------------   -----------      ------------
Cash and cash equivalents, end of
  period.............................  $  2,488,963   $ 15,209,180   $ 1,180,176      $  2,488,963
                                       ============   ============   ===========      ============
Supplemental disclosure of cash flow
  information:
  Interest paid during the period....  $     27,530   $     63,473   $    61,915      $    258,193

See Notes E, F and G with respect to noncash financing and leasing transactions.

                       See Notes to Financial Statements

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

(NOTE A) -- THE COMPANY:

     Virus Research Institute, Inc. (the "Company") is a development stage company engaged in the discovery and development of systems for the delivery of vaccines and immunotherapeutics, and improved and novel vaccines for adults and children.

     The Company has incurred substantial losses since inception while it has been in the development stage and such losses are expected to continue. In June 1996, the Company completed an initial public offering of 2,300,000 shares of common stock for $12.00 per share, resulting in net proceeds of approximately $24,743,000. The Company anticipates that the proceeds from the initial public offering in conjunction with payments received from collaborative partners will allow the Company to meet its obligations through December 31, 1999.

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

     Licensing revenue represents amounts paid by companies for the use of or access to the Company's proprietary technology. Option revenue represents payments for the right to evaluate the Company's proprietary technology which may or may not result in a licensing or collaborative development agreement. Research and development revenue represents amounts earned by the Company from several collaborative partners for sponsored research activities. Certain of the Company's collaborators are also stockholders of the Company.

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

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

  (8)  Stock-based compensation:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company adopted this standard in 1996 by making the required note disclosures only. Therefore, the adoption of this standard has not had an effect on the Company's financial position or results of operations.

  (9)  Net loss per share:

     During 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" requiring certain changes in the calculation of per share results. As the Company has reported net losses from operations in the years presented, the computation for basic and diluted earnings per share is identical.

     Pro forma net loss per common share is based on the pro forma weighted average number of common shares outstanding during the periods presented as adjusted to reflect the conversion of all preferred stock on a retroactive basis as of January 1, 1995 or date of issuance, if later.

(NOTE C) -- RESEARCH, LICENSE AND CONSULTING AGREEMENTS:

     The Company has entered into various research, license and consulting agreements to support its research and development activities. These agreements generally expire over several future years although some are automatically renewable on an annual basis unless cancelled by either party. Amounts charged to operations in connection with these agreements for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $705,000, $650,000 and
$1,255,000, respectively. The Company expects to incur similar expenses in future years. Some of the above agreements contain provisions for future royalties to be paid on sales of products developed under the agreements.

     During 1997, the Company entered into an agreement pursuant to which the Company licensed certain patents and technology to a collaborator. Under the terms of the agreement, the collaborator is required to pay the Company $400,000 for licensing rights and $600,000 for research which was completed as of Decem-

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

ber 31, 1997. The total $1,000,000 is recorded as a contract receivable at December 31, 1997. The agreement also provides for future payments contingent upon the achievement of certain milestones.

(NOTE D) -- LEASEHOLD IMPROVEMENTS AND EQUIPMENT:

     Leasehold improvements and equipment, including approximately $413,000 acquired under capital leases, are stated at cost and are summarized as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Laboratory furniture, fixtures and equipment................  $1,537,121    $1,366,074
Office furniture, fixtures and equipment....................     291,963       246,800
Leasehold improvements......................................   1,302,718     1,283,972
                                                              ----------    ----------
          Total.............................................   3,131,802     2,896,846
Less accumulated depreciation and amortization..............   2,416,568     2,015,483
                                                              ----------    ----------
          Balance...........................................  $  715,234    $  881,363
                                                              ==========    ==========

(NOTE E) -- INVESTMENTS IN DEBT SECURITIES:

     As of December 31, 1997 and 1996, the aggregate fair value of the held-to-maturity securities was $15,966,179 and $16,866,045, respectively. These amounts include an unrealized loss of $2,744 at December 31, 1997 and an unrealized gain of $26,056 at December 31, 1996.

     These securities are reflected in the balance sheet as follows:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
Cash equivalents..........................................  $        --    $ 6,000,113
Marketable securities, maturing within one year...........  $15,968,923    $10,339,985
Marketable securities, long term..........................  $        --    $   499,891

(NOTE F) -- COMMITMENTS:

  (1)  Operating lease:

     The Company has an operating lease for office and research facilities which expires in December 2001. The Company has the option to renew the lease for an additional five years. The lease also provides that the Company pay all real estate taxes levied against the premises. The lease requires minimum annual rentals in 1998 through 2001 of $294,000.

     Rent expense for 1997, 1996 and 1995 amounted to approximately $332,000, $267,000 and $269,000, respectively.

  (2)  Capital lease:

     The Company has entered into several capital leases for equipment, including sale and leaseback transactions. Future minimum payments under these leases at December 31, 1997 amount to $72,352.

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

(NOTE G) -- CAPITALIZATION:

  (1)  Warrants:

     The Company has issued warrants to purchase common and preferred stock in connection with the issuance of notes payable and the establishment of capital leases.

     Warrants outstanding at December 31, 1997 are as follows:

                                                          EXERCISE
                                             NUMBER OF      PRICE
SECURITY                                      SHARES      PER SHARE     EXPIRATION DATE
--------                                     ---------    ---------    -----------------
Common stock...............................   23,006        $ .96      February 9, 2004
Common stock...............................   49,578         1.95      December 14, 2005
Common stock...............................   11,000         9.60      April 12, 2001

     The warrant agreements contain antidilution provisions related to future issuances of stock.

  (2)  Common stock options:

     The Company has adopted an equity incentive plan providing for the issuance of restricted stock and the granting of options to purchase up to a combined total of 1,751,176 shares of common stock. The plan provides for the granting of both incentive stock options and nonstatutory stock options. The exercise price for any incentive stock options cannot be less than the fair market value on the date of grant, while the exercise price for nonstatutory options will be determined by the Board of Directors. The vesting periods for all options are determined by the Board of Directors. The Company had the following option activity during 1995, 1996 and 1997:

                                                                        WEIGHTED AVERAGE
                                                           NUMBER OF      OPTION PRICE
                                                            SHARES         PER SHARE
                                                           ---------    ----------------
Balance -- December 31, 1994.............................    750,220         $ .80
  Granted................................................     12,142         $1.85
  Exercised..............................................     (2,903)        $ .61
  Cancelled..............................................    (11,584)        $ .96
                                                           ---------
Balance -- December 31, 1995.............................    747,875         $ .82
  Granted................................................    325,172         $6.36
  Exercised..............................................    (66,154)        $ .62
  Cancelled..............................................    (14,515)        $1.45
                                                           ---------
Balance -- December 31, 1996.............................    992,378         $2.64
  Granted................................................    104,412         $6.97
  Exercised..............................................    (62,363)        $ .37
  Cancelled..............................................     (1,765)        $5.09
                                                           ---------
Balance -- December 31, 1997.............................  1,032,662         $3.23
                                                           ---------

     Options for 539,569 shares are exercisable at December 31, 1997 at a weighted average option price of $1.90 per share, with a weighted average remaining contractual life of approximately 7 years. At December 31, 1997, there were 585,545 shares available for future grant.

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  (3)  Stock-based compensation:

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. There was no compensation expense recognized in 1997, 1996 or 1995. If the Company had elected to recognize compensation cost for the plan based on the fair value at the grant date for awards under the plan, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro forma amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                  1997           1996           1995
                                               -----------    -----------    -----------
Net loss......................  As reported    $(6,564,354)   $(1,581,936)   $(6,297,028)
                                Pro forma       (6,776,699)    (1,729,019)    (6,297,309)
Net loss per share............  As reported    $      (.74)   $     ( .21)   $     (1.03)
                                Pro forma             (.76)          (.23)         (1.03)

     The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995: dividend yield of 2.5%; expected volatility of 45%; a risk free interest rate of 7.3%; and an expected holding period of nine years.

     The weighted average grant date fair value of options granted was $2.37 per share, $3.21 per share, and $3.07 per share for the years ended December 31, 1997, 1996 and 1995, respectively.

(NOTE H) -- INCOME TAXES:

     Through December 31, 1993, pursuant to provisions of the Internal Revenue Code, the Company was deferring all start-up costs because operations, as defined by the Internal Revenue Code, had not commenced. In addition, the Company elected to defer all research and development costs until revenues were generated. Effective January 1994, the Company began generating revenues and commenced operations for tax purposes and is amortizing all costs deferred through December 31, 1993 over 60 months. From January 1994 forward, the Company continues to defer internal research and development costs and amortizes such costs over 60 months for tax purposes.

     At December 31, 1997 and 1996, the Company had no current or deferred tax liability.

     The components of the Company's net deferred tax asset and the tax effects of the primary differences giving rise to the Company's deferred tax asset are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1997           1996           1995
                                                     ------------    -----------    -----------
Net operating loss carryforwards...................  $  4,900,000    $ 3,100,000    $ 3,000,000
Deferred start-up costs............................       200,000        380,000        550,000
Deferred research and development costs............     6,800,000      5,944,000      5,415,000
Depreciation.......................................       315,000        250,000        164,000
Research and development credit....................       561,000        227,000        110,000
Other..............................................        47,000         36,000        171,000
                                                     ------------    -----------    -----------
Deferred tax asset.................................    12,823,000      9,937,000      9,410,000
Valuation allowance................................   (12,823,000)    (9,937,000)    (9,410,000)
                                                     ------------    -----------    -----------
Net deferred tax asset.............................  $         --    $        --    $        --
                                                     ============    ===========    ===========

                         VIRUS RESEARCH INSTITUTE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1997, the Company's net operating loss carryovers for federal income tax purposes amount to approximately $12,480,000 and expire through 2012. The Company's ability to use these carryforwards is subject to limitations resulting from an ownership change as defined in Internal Revenue Code Sections 382 and 383.