Form 10-Q
period 1998-03-31
VIRUS RESEARCH INSTITUTE INC
filed 1998-05-13
CIK 902010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended       March 31, 1998
                                     -----------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

     Commission File number              0-20711
                            --------------------------------------------------


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

                              [X] Yes    [ ] No

As of April 30, 1998, there were 8,999,854 shares of Common Stock outstanding.

                         VIRUS RESEARCH INSTITUTE, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page

  Item 1. Financial Statements:
            Balance Sheets as of March 31, 1998 and
              December 31, 1997...........................................   3

            Statements of Operations for the Three
              Months Ended March 31, 1998 and 1997, and for the
              Period  from Inception through March 31, 1998...............   4

            Statements of Cash Flows for the Three Months Ended
              March 31, 1998 and 1997 and for the period from
              Inception through March 31, 1998............................   5

            Notes to Financial Statements ................................   6

  Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................   7


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings...............................................  13

  Item 2. Changes in Securities...........................................  13

  Item 3. Defaults upon Senior Securities.................................  13

  Item 4. Submission of Matters to a Vote of Security Holders.............  13

  Item 5. Other Information...............................................  13

  Item 6. Exhibits and Reports on Form 8-K................................  13

SIGNATURES ...............................................................  14





                                      (2)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (a development stage company)
                                 BALANCE SHEETS


                                                                 March 31,        December 31,
                                                                   1998               1997
                                                               ------------       ------------

Current assets:
  Cash and cash equivalents                                    $  1,162,625       $  2,488,963
  Marketable securities                                          15,349,386         15,968,923
  Contract receivable                                             1,000,000          1,000,000
  Interest receivable                                               283,146            352,186
  Prepaid expenses                                                  322,421            273,224
  Other current assets                                               81,163             42,616
                                                               ------------       ------------
     Total current assets                                        18,198,741         20,125,912

Noncurrent assets:
  Leasehold improvements and equipment (net
    of accumulated depreciation and amortization
    of $2,508,530 at March 31, 1998 and
    $2,416,568 at December 31, 1997)                                665,226            715,234
  Other assets                                                       29,583             37,193
                                                               ------------       ------------
     Total noncurrent assets                                        694,809            752,427

                                                               ------------       ------------
     Total assets                                              $ 18,893,550       $ 20,878,339
                                                               ============       ============

Current liabilities:
  Accounts payable                                             $    172,337       $     24,769
  Accrued consulting and research fees                              784,441            709,295
  Accrued employee benefits                                          96,636             91,636
  Accrued legal                                                     195,120            192,453
  Other accrued expenses                                            463,590            377,987
  Current portion of lease obligation payable                        32,325             72,352
                                                               ------------       ------------
      Total current liabilities                                   1,744,449          1,468,492

Stockholders' equity:

  Preferred stock -- $.001 par value; 5,000,000 shares
    authorized, none issued                                              --                 --

  Common stock -- $.001 par value; 30,000,000 shares
    authorized; 8,979,029 shares issued at March 31, 1998
    and 8,928,314 shares issued at December 31, 1997                  8,979              8,928

  Additional paid-in capital                                     51,977,245         51,930,441

  Deficit accumulated during the development stage              (34,837,123)       (32,529,522)
                                                               ------------       ------------

      Total stockholders' equity                                 17,149,101         19,409,847


                                                               ------------       ------------
      Total liabilities and stockholders' equity               $ 18,893,550       $ 20,878,339
                                                               ============       ============




                        See Notes to Financial Statements




                                      (3)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS

                                                         Three months ended            Cumulative
                                                              March 31,                  Since
                                                      1998               1997           Inception
                                                   ------------------------------------------------

Revenue:
Licensing and option revenue                       $    51,111       $         0       $  6,946,667
Research and development revenue                             0           387,491          4,165,180
Interest income                                        263,975           332,780          2,787,364
                                                   ------------------------------------------------
Total revenue                                          315,086           720,271         13,899,211

Expenses:
Research and development                             1,853,839         1,700,476         33,420,374
General and administrative                             663,649           712,018         11,972,646
Depreciation                                            91,963           130,607          2,610,879
Interest and other expense                              13,235            17,985            732,434
                                                   ------------------------------------------------
Total expenses                                       2,622,686         2,561,086         48,736,333
                                                   ------------------------------------------------
Net Loss                                           $(2,307,600)      $(1,840,815)      $(34,837,122)
                                                   ================================================


Basic and diluted net loss per common share        $     (0.26)      $     (0.21)

Shares used in computing basic and diluted
        net loss per common share                    8,942,667         8,861,992








                        SEE NOTES TO FINANCIAL STATEMENTS




                                      (4)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS ENDED               CUMULATIVE
                                                                      MARCH 31,                     SINCE
                                                                1998             1997             INCEPTION
                                                            -------------------------------------------------

Cash flows from operating activities:

Net Loss                                                    $(2,307,600)      $ (1,840,815)      $(34,837,122)

Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                 93,295            132,606          2,662,737
   Conversion of accrued interest to preferred stock                  0                  0             58,373
   Changes in operating assets and liabilities:
     Contract receivable                                              0                  0         (1,000,000)
     Increase in prepaid expenses and other assets              (11,094)           (37,738)          (593,187)
     Increase in accounts payable and accrued
      expenses                                                  317,094            404,844          1,713,234
     Increase in deferred revenue                                (1,111)           537,491             (1,111)
                                                            -------------------------------------------------

   Net cash (used in) operating activities                   (1,909,416)          (803,612)       (31,997,076)

Cash flows from investing activities:
   Purchases of marketable securities, net                      619,537         (1,800,291)       (15,349,386)
   Capital expenditures                                         (41,956)           (87,303)        (3,191,203)
   Other                                                              0                  0            (46,182)
                                                            -------------------------------------------------

   Net cash provided by (used in) investing activities          577,581         (1,887,594)       (18,586,771)

Cash flows from financing activities:
   Proceeds from notes payable                                        0                  0          7,973,668
   Sale & leaseback related to capital acquisitions                   0                  0            751,311
   Principal payments on lease obligations                      (41,359)           (37,275)          (880,624)
   Sale of common stock                                          46,856             17,661         27,760,059
   Sale of preferred stock                                            0                  0         19,258,613
   Offering costs                                                     0                  0         (3,112,941)
   Founder's shares reacquired                                        0                  0               (846)
   Purchase of treasury stock                                         0                  0             (2,768)
                                                            -------------------------------------------------

   Net cash provided by (used in) financing activities            5,497            (19,614)        51,746,472

Net increase (decrease) in cash                              (1,326,338)        (2,710,820)         1,162,625

Cash and cash equivalents, beginning of period                2,488,963         15,209,180                  0

                                                            -------------------------------------------------
Cash and cash equivalents, end of period                    $ 1,162,625       $ 12,498,360       $  1,162,625
                                                            =================================================

Supplemental disclosure of cash flow information:
     Interest paid during the period                        $     4,292       $      8,375       $    262,485






                        SEE NOTES TO FINANCIAL STATEMENTS





                                      (5)

                         VIRUS RESEARCH INSTITUTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


(1) FINANCIAL STATEMENT PRESENTATION

         The unaudited financial statements of Virus Research Institute, Inc. (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results for the interim period presented are not necessarily indicative of the results for the full fiscal year.

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




                                      (6)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following discussion of the financial condition and results of operations of the Company for the three months ended March 31, 1998 and 1997 should be read in conjunction with the accompanying unaudited financial statements and the related notes thereto.

This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to: (i) the scope and results of preclinical and clinical testing, including the progress and results of the Phase II rotavirus clinical trial and the further review of the Phase I and Phase II Adjumer(TM) formulated influenza vaccine results and further clinical or preclinical testing after evaluation of the results; (ii) the progress of the Company's research and development programs, including further development of Therapore(TM) and the Adjumer(TM) delivery system; (iii) changes in existing and potential relationships with corporate collaborators; (iv) the Company's ability to compete successfully with larger companies; (v) risks of failure inherent in product development based on new technologies and novel delivery systems; (vi) the Company's ability to attract and retain qualified personnel; (vii) the time and costs of obtaining regulatory approvals, patents, proprietary rights and licenses; (viii) the ability of the Company to establish development and commercialization capacities or relationships; (ix) the costs of manufacturing; and (x) the Company's ability to secure future funding.


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



                                       (7)

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

The Company is in the development stage and has devoted substantially all of its resources to the research and development of its vaccine delivery systems and vaccine candidates and general and administrative expenses. Through March 31, 1998 the Company has not generated any revenue from product sales, but has received an aggregate of $13,899,000 in revenues from licensing and option agreements, research and development agreements and grants, and interest income. There can be no assurance that the Company will receive such revenue in the future.

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


NEW DEVELOPMENTS
Preliminary results from the Company's Phase I/II clinical trial of its rotavirus vaccine candidate became available during 1997. Rotavirus infections are a major cause of acute diarrhea and dehydration in infants. The clinical trial was a double-blinded, placebo controlled study designed to define the optimal vaccine dose and optimal age for immunization. The results demonstrated that the vaccine was generally well tolerated in younger infants and elicited broad immune responses in all infants. Based on these findings and the results of an earlier Phase I study, the Company initiated a Phase II efficacy study during the second quarter of 1997. This trial, which is being conducted at four U.S. medical centers, is designed to examine the vaccine's ability to prevent rotavirus disease and to further study the safety of the vaccine. A total of 215 infants were enrolled




                                       (8)
in the study and have been immunized with the vaccine. Results from the study are expected to be available by mid-1998. The Company cautions investors that the presence of statistically significant results in one clinical trial does not ensure that these results will be repeated in subsequent trials.

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





                                       (9)

In January 1998, the Company entered into a license agreement with Heska Corporation (Heska) to collaborate on the development and commercialization of a number of Heska's animal health vaccines through the use of Adjumer(TM). Under the terms of the agreement, based on progress in development, the Company will be entitled to receive license fees, milestone payments and royalties.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

Total revenue declined by $405,000 to $315,000 for the three months ended March 31, 1998 from $720,000 for the same period in 1997. Licensing and option revenue consisted of $50,000 received in conjunction with the licensing agreement with Heska. There was no licensing and option revenue in the first quarter of 1997. Research and development revenue for the first quarter of 1997 consisted of revenue associated with agreements with PMC and Chiron. No research and development revenue was recorded during the three months ended March 31, 1998. Interest income declined by $69,000 to $264,000 for the first quarter in 1998 from $333,000 in the 1997 quarter due to a reduction in cash, cash equivalents and investments.

The Company's total expenses increased by $62,000 to $2,623,000 for the three months ended March 31, 1998 from $2,561,000 in 1997. The increase is attributable to a $154,000 increase in research and development expenses from $1,700,000 in 1997 to $1,854,000 in the first quarter of 1998. The increase was primarily attributable to costs associated with the polyphosphazene manufacturing and scale up process and to increased costs related to the Therapore(TM) research effort. General and administrative expenses declined by $48,000 to $664,000 for the three months ended March 31, 1998 from $712,000 for the 1997 quarter due to reduced compensation, legal and investor relations costs. Depreciation expense declined $39,000 to $92,000 in the first quarter of 1998 from $131,000 in 1997 as a result of the full depreciation of various equipment and leasehold improvements. Interest and other expense declined slightly, by $5,000, to $13,000 in the 1998 quarter from $18,000 in 1997.





                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

From inception (February 11, 1991) through March 31, 1998, the Company's cash expenditures have exceeded revenues. The Company's operations have been funded principally through the sale of equity, loans from stockholders, equipment lease financing and payments under licensing, option and research and development agreements. Net cash used by the Company's operations since inception was $31,997,000, primarily to fund research and development efforts and general and administrative expenses. Since inception the Company has incurred $3,191,000 in capital expenditures, primarily for leasehold improvements and equipment for the Company's laboratories. During the three months ended March 31, 1998 the Company incurred $42,000 in capital expenditures primarily on expenditures required for the polyphosphazene manufacturing process. The Company anticipates incurring approximately $400,000 in capital expenditures during 1998, primarily on equipment necessary for the polyphosphazene manufacturing process.

From inception through March 31, 1998, the Company raised net proceeds of approximately $51,876,000 through the sale of equity securities. Included in this amount are net proceeds of $24,743,000 from the Company's initial public offering in 1996 and the conversion to common stock of an aggregate of $7,974,000 in notes payable to certain stockholders. In addition, from inception the Company has funded $751,000 of capital expenditures through sale and leaseback transactions.

The Company has undertaken an assessment of the cost and impact on operations of addressing the Year 2000 issue in connection with its computer systems. As a result of such assessment, the Company believes that all of its major software will be Year 2000 compliant and the Company does not believe the Year 2000 issue will have a material impact on its business, operations or financial condition.

The Company expects to incur substantial additional costs, including those related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, process scale up and manufacture, and the expansion of its facilities. The Company anticipates that its existing funds, which include the proceeds from its initial public offering and interest earned thereon, should be sufficient to fund its operating and capital requirements as currently planned for at least the next twelve months. However, the Company's cash requirements may vary materially




                                      (11)
from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors. In the future, the Company may need to raise substantial additional funds through further financing, including public or private equity offerings and collaborations with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies the Company would otherwise seek to develop and commercialize itself, any of which could have a material adverse effect on the Company.
















                                      (12)

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

             None

Item 2.  Changes in Securities and Use of Proceeds

Item 2(d) Use of Proceeds from the Company's Initial Public Offering (the "IPO")

(1) Effective date of Registration Statement on Form S-1: June 5, 1996; Commission file number: 333-3378.

(4) (vii) The Company's use of proceeds from its IPO, as reported in its Annual Report on Form 10-K for the year ended December 31, 1997, is updated as follows:

Purchase and installation of machinery and equipment:  $455,000
Repayment of indebtedness:  $1,000,000
Working Capital:  $11,076,000
Temporary investments (money market account and
  short-term instruments):    $12,212,000


Item 3.  Defaults Upon Senior Securities

             Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

             Not applicable

Item 5.  Other Information

On May 12, 1998, the Company entered into a definitive merger agreement with T Cell Science, Inc. (T Cell) whereby the Company will be acquired by T Cell. Under the terms of the merger agreement, which is subject to shareholder and regulatory approval, T Cell will issue 1.55 shares of its common stock and 0.2 warrants for each share of the Company's common stock. Each warrant represents the right to purchase one share of T Cell's common stock for $6.00 per share and will expire five years from the closing date. The number of shares of common stock outstanding on May 12, 1998 was 28,531,285 and 9,039,355 for T Cell and the Company, respectively.

Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                    11.1 Statement regarding computation of earnings per share

                    27.1 Financial Data Schedule

               (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.





                                      (13)

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1998




                                        VIRUS RESEARCH INSTITUTE, INC.
                                        a Delaware Corporation
                                        (Registrant)





                                        By: /s/ J. Barrie Ward
                                            -----------------------------------
                                            J. Barrie Ward
                                            Chief Executive Officer





                                        By: /s/  William A. Packer
                                            -----------------------------------
                                            William A. Packer
                                            President, Chief Financial Officer










                                      (14)