Form 10-Q
period 1998-06-30
VIRUS RESEARCH INSTITUTE INC
filed 1998-08-14
CIK 902010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended  June 30, 1998
--------------------------------------------------------------------------------

                                       or

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

                             (X) Yes       ( ) No

As of July 31, 1998, there were 9,045,217 shares of Common Stock outstanding.

                         VIRUS RESEARCH INSTITUTE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page

  Item 1.  Financial Statements:
             Balance Sheets as of June 30, 1998 and
               December 31, 1997..............................................3

             Statements of Operations for the Three Months
               Ended June 30, 1998 and 1997, for the Six
               Months Ended June 30, 1998 and 1997, and for
               the Period from Inception through June 30, 1998................4

             Statements of Cash Flows for the Six Months
               Ended June 30, 1998 and 1997, and for
               the period from Inception through June 30, 1998................5

             Notes to Financial Statements ...................................6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................7

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.................................................14

  Item 2.  Changes in Securities.............................................14

  Item 3.  Defaults upon Senior Securities...................................14

  Item 4.  Submission of Matters to a Vote of Security Holders...............14

  Item 5.  Other Information.................................................15

  Item 6.  Exhibits and Reports on Form 8-K..................................15

SIGNATURES ..................................................................16


                                       (2)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     1998                1997
                                                                                 ------------        ------------
Current assets:
  Cash and cash equivalents                                                      $  5,039,879        $  2,488,963
  Marketable securities                                                            10,369,111          15,968,923
  Contract receivable                                                                       0           1,000,000
  Interest receivable                                                                 144,316             352,186
  Prepaid expenses                                                                    542,051             273,224
  Other current assets                                                                 36,694              42,616
                                                                                 ------------        ------------
     Total current assets                                                          16,132,051          20,125,912

Noncurrent assets:
  Leasehold improvements and equipment (net
    of accumulated depreciation and amortization
    of $2,596,446 at June 30, 1998 and
    $2,416,568 at December 31, 1997)                                                  784,847             715,234
  Other assets                                                                         34,473              37,193
                                                                                 ------------        ------------
     Total noncurrent assets                                                          819,320             752,427

                                                                                 ------------        ------------
     Total assets                                                                $ 16,951,371        $ 20,878,339
                                                                                 ============        ============

Current liabilities:
  Accounts payable                                                               $    140,047        $     24,769
  Accrued consulting and research fees                                              1,213,145             709,295
  Accrued employee benefits                                                           121,636              91,636
  Accrued legal                                                                       204,707             192,453
  Other accrued expenses                                                              298,500             377,987
  Current portion of lease obligation payable                                          21,852              72,352
                                                                                 ------------        ------------
      Total current liabilities                                                     1,999,887           1,468,492

Stockholders' equity:

  Preferred stock -- $.001 par value; 5,000,000 shares
    authorized, none issued                                                                --                  --

  Common stock -- $.001 par value; 30,000,000 shares authorized; 9,044,992 shares issued at June 30, 1998
    and 8,928,314 shares issued at December 31, 1997                                    9,045               8,928

  Additional paid-in capital                                                       52,025,302          51,930,441

  Deficit accumulated during the development stage                                (37,082,863)        (32,529,522)


                                                                                 ------------        ------------
      Total stockholders' equity                                                   14,951,484          19,409,847


                                                                                 ------------        ------------
      Total liabilities and stockholders' equity                                 $ 16,951,371        $ 20,878,339
                                                                                 ============        ============


                        SEE NOTES TO FINANCIAL STATEMENTS



                                      (3)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED             CUMULATIVE
                                                        JUNE 30,                             JUNE 30,               SINCE INCEPTION
                                                1998               1997              1998               1997             (1991)
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE:
Licensing and option revenue               $         0        $   250,000        $    51,111        $   250,000        $  6,946,667
Research and development revenue                     0            387,491                  0            774,982           4,165,180
Interest income                                238,089            339,816            502,064            672,596           3,025,453
                                           -----------------------------------------------------------------------------------------
TOTAL REVENUE                                  238,089            977,307            553,175          1,697,578          14,137,300

EXPENSES:
Research and development                     1,788,199          1,672,085          3,642,038          3,372,561          35,208,573
General and administrative                     596,604            634,833          1,260,253          1,346,851          12,569,250
Depreciation                                    87,915             98,140            179,878            228,747           2,698,794
Interest expense                                11,112             17,010             24,347             34,995             743,546
                                           -----------------------------------------------------------------------------------------
TOTAL EXPENSES                               2,483,830          2,422,068          5,106,516          4,983,154          51,220,163
                                           -----------------------------------------------------------------------------------------
NET LOSS                                   ($2,245,741)       ($1,444,761)       ($4,553,341)       ($3,285,576)       ($37,082,863)
                                           ========================================================================================

Basic and diluted net loss per share       ($     0.25)       ($     0.16)       ($     0.51)       ($     0.37)
                                           =====================================================================

Shares used in computing basic and

   diluted net loss per common share         9,024,296          8,892,995          8,983,987          8,877,493


                        SEE NOTES TO FINANCIAL STATEMENTS




                                      (4)

                         VIRUS RESEARCH INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED                 CUMULATIVE
                                                                       JUNE 30,                   SINCE INCEPTION
                                                                1998                1997               (1991)
                                                             ---------------------------------------------------
Cash flows from operating activities:

Net Loss                                                     ($4,553,341)       ($ 3,285,576)       ($37,082,863)

Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                 179,878             232,743           2,749,320
   Conversion of accrued interest to preferred stock                   0                   0              58,373
   Changes in operating assets and liabilities:
     Contract receivable                                       1,000,000                   0                   0
     Increase in prepaid expenses
      and other assets                                           (52,315)           (486,493)           (634,408)
     Increase (decrease) in accounts payable and
      accrued expenses                                           581,894             (18,305)          1,978,034
     Increase in deferred revenue                                      0             150,000                   0

                                                             ---------------------------------------------------
   Net cash used in operating activities                      (2,843,884)         (3,407,631)        (32,931,544)

Cash flows from investing activities:
   Purchases (redemptions)  of marketable
      securities, net                                          5,599,812          (7,537,770)        (10,369,111)
   Capital expenditures                                         (249,491)           (177,968)         (3,398,738)
   Other                                                               0                   0             (46,182)

                                                             ---------------------------------------------------
   Net cash provided by (used in) investing activities         5,350,321          (7,715,738)        (13,814,031)

Cash flows from financing activities:
   Proceeds from notes payable                                         0                   0           7,973,668
   Sale and leaseback related to capital acquisitions                  0                   0             751,311
   Principal payments on lease obligations                       (50,499)            (75,525)           (889,764)
   Sale of common stock                                           94,978              20,602          27,808,181
   Sale of preferred stock                                             0                   0          19,258,613
   Offering costs                                                      0                   0          (3,112,941)
   Founders' shares reacquired                                         0                   0                (846)
   Purchase of treasury stock                                          0                   0              (2,768)

                                                             ---------------------------------------------------
   Net cash provided by (used in) financing activities            44,479             (54,923)         51,785,454

Net increase (decrease) in cash and cash equivalents           2,550,916         (11,178,292)          5,039,879

Cash and cash equivalents, beginning of period                 2,488,963          15,209,180                   0

                                                             ---------------------------------------------------
Cash and cash equivalents, end of period                     $ 5,039,879        $  4,030,888        $  5,039,879
                                                             ===================================================

Supplemental disclosure of cash flow information:
     Interest paid during the period                         $     7,793        $     15,775        $    265,986


                        SEE NOTES TO FINANCIAL STATEMENTS



                                      (5)

                         VIRUS RESEARCH INSTITUTE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

(3)  RECENT DEVELOPMENTS

     On May 12, 1998, the Company announced that it has signed a definitive merger agreement with T Cell Sciences, Inc. (T Cell) whereby the Company will be acquired by T Cell. Under the terms of the merger agreement, which is subject to shareholder and regulatory approval, T Cell will issue 1.55 shares of its common stock and 0.2 warrants for each share of the Company's common stock. Each warrant represents the right to purchase one share of T Cell's common stock for $6.00 per share and will expire five years from the closing date. It is anticipated that a significant portion of the purchase price will be written off as in-process technology.

     T Cell is a biopharmaceutical company engaged in the discovery and development of innovative drugs using novel applications of immunology to prevent and treat cardiovascular, pulmonary and immune disorders.

     Consummation of the merger is subject to the fulfillment of certain conditions, including approval of the merger by the Company's stockholders, approval of the issuance of T Cell's common stock and warrants by its stockholders and listing of the shares of T Cell's common stock issuable in connection with the merger or upon exercise of T Cell's warrant's on the Nasdaq National Market. It is expected that the consummation of the merger will occur as soon as practicable after the satisfaction of all such conditions. T Cell has filed a Registration Statement on Form S-4 covering the shares of T Cell's common stock to be issued in connection with the merger.


                                      (6)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company for the three and six months ended June 30, 1998 and 1997 should be read in conjunction with the accompanying unaudited financial statements and the related notes thereto.

This report may contain certain forward looking statements which involve risks and uncertainties. Such statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain factors which may cause the Company's plans and results to differ significantly from the plans and results discussed in forward looking statements. Factors that may cause such differences include, but are not limited to: (i) the scope and results of preclinical and clinical testing, including the progress and results of the Phase II rotavirus clinical trial; (ii) the progress of the Company's research and development programs, including further development of Therapore(TM) and the Adjumer(TM) delivery system; (iii) changes in existing and potential relationships with corporate collaborators; (iv) the Company's ability to compete successfully with larger companies; (v) risks of failure inherent in product development based on new technologies and novel delivery systems; (vi) the Company's ability to attract and retain qualified personnel; (vii) the time and costs of obtaining regulatory approvals, patents, proprietary rights and licenses; (viii) the ability of the Company to establish development and commercialization capacities or relationships; (ix) the costs of manufacturing; (x) the Company's ability to secure future funding; and (xi) consummation of the proposed merger with T Cell.

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


                                       (7)

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

The Company is in the development stage and has devoted substantially all of its resources to the research and development of its vaccine and immunotherapeutic delivery systems and vaccine candidates and general and administrative expenses. Through June 30, 1998 the Company has not generated any revenue from product sales, but has received an aggregate of $14,137,000 in revenues from licensing and option agreements, research and development agreements and grants, and interest income. There can be no assurance that the Company will receive such revenue in the future.

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

NEW DEVELOPMENTS

Results from the Company's Phase I/II clinical trial of its rotavirus vaccine candidate became available during 1997. Rotavirus infections are a major cause of acute diarrhea and dehydration in infants. The clinical trial was a double-blinded, placebo controlled study designed to define the optimal vaccine dose and optimal age for immunization. The results demonstrated that the vaccine was generally well tolerated in younger infants and elicited broad immune responses in all infants. Based on these findings and the results of an earlier Phase I study, the Company initiated a Phase II efficacy study during the second quarter of 1997. This trial, which was


                                       (8)
conducted at four U.S. medical centers, was designed to examine the vaccine's ability to prevent rotavirus disease and to further study the safety of the vaccine. A total of 215 infants were enrolled in the study and were immunized with the vaccine. On August 13, 1998, the Company announced the results of this Phase II efficacy study. The results showed that approximately 90 percent of the vaccinated infants were protected from rotavirus disease. Examination of the safety data revealed only mild transient symptoms in a small number of infants.

During 1997, the Company established a collaboration with SB to develop and commercialize the Company's rotavirus vaccine. Under the terms of the agreement, SB will assume responsibility for and fund all subsequent clinical and other development activities. The Company will be entitled to receive milestone payments and royalties on vaccine sales under the agreement which grants SB exclusive worldwide marketing rights to the rotavirus vaccine.

Based on the results of an earlier Phase I clinical trial, the Company's collaborator, PMC, conducted a Phase II safety and immunogenicity clinical trial of an Adjumer(TM)-formulated influenza vaccine during 1997. In the Phase I study conducted in France, 48 young and 41 elderly adults were given single injections of either the vaccine formulated with Adjumer(TM) or the same vaccine without Adjumer(TM). A total of 430 elderly adults participated in the Phase II study, which was conducted in Peru. Preliminary results of the Phase II clinical trial confirmed that the Adjumer(TM)-formulated vaccine was well tolerated. However, results of the Phase II study appear to be inconsistent in certain respects with Phase I results. The degree of improvement in immune responses elicited by the Adjumer(TM) influenza vaccine was less in comparison to the control group than was elicited in the Phase I study. At the same time, certain control group results appear to be significantly higher in the Phase II than in the Phase I clinical trial. The Company and PMC are currently analyzing and assessing the results of the Phase II study to determine the appropriate next steps to take with the clinical development of the product. The Adjumer(TM) research and development program with PMC, which encompasses a number of additional vaccine products, continues.

During 1997, the Company was granted an exclusive worldwide license by Harvard University to Therapore(TM), a novel immunotherapeutic delivery system. Therapore(TM) will initially be evaluated in therapies to deliver products for the treatment of chronic viral infections and cancers. Under the terms of the agreement, the Company will be obligated to pay license fees, milestone payments and royalties to Harvard. In March 1998, the Company received a non-exclusive license from The


                                       (9)

National Institutes of Health to certain intellectual property related to the Therapore(TM) system.

In January 1998, the Company entered into a license agreement with Heska Corporation (Heska) to collaborate on the development and commercialization of a number of Heska's animal health vaccines through the use of Adjumer(TM). Under the terms of the agreement, based on progress in development, the Company will be entitled to receive license fees, milestone payments and royalties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Total revenue declined by $739,000 to $238,000 for the three months ended June 30, 1998 from $977,000 for the same period in 1997. Licensing and option revenue for the three months ended June 30, 1997 consisted of a $250,000 payment received in conjunction with a licensing agreement with PM-O. Research and development revenue for the second quarter of 1997 consisted of revenue associated with agreements with PMC and Chiron. No licensing and option revenue or research and development revenue was recorded during the second quarter of 1998. Interest income declined by $102,000 to $238,000 for the second quarter in 1998 from $340,000 in the 1997 quarter due to a reduction in cash, cash equivalents and investments.

The Company's total expenses increased by $62,000 to $2,484,000 for the three months ended June 30, 1998 from $2,422,000 in 1997. The increase is attributable to a $116,000 increase in research and development expenses from $1,672,000 in 1997 to $1,788,000 in the first quarter of 1998. The increase was primarily attributable to costs associated with the rotavirus Phase II clinical trial and to increased costs related to the Therapore(TM) research effort. General and administrative expenses declined by $38,000 to $597,000 for the three months ended June 30, 1998 from $635,000 for the 1997 quarter due to reduced investor relations costs and corporate taxes. Depreciation expense declined $10,000 to $88,000 in the quarter ended June 30, 1998 from $98,000 in the 1997 quarter as a result of the full depreciation of various equipment and leasehold improvements. Interest and other expense declined slightly, by $6,000, to $11,000 in the 1998 quarter from $17,000 in 1997.


                                      (10)

SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Total revenue for the Company declined $1,145,000 from $1,698,000 for the six months ended June 30, 1997 to $553,000 for the same period in 1998. Licensing and option revenue declined $199,000 from $250,000, which represented a payment in conjunction with a licensing agreement with PM-O, for the 1997 period to $51,000 for the six months ended June 30, 1998. Research and development revenue of $775,000 for the year to date period ended June 30, 1997 consisted of research support funding received pursuant to agreements with PMC and Chiron. No research and development revenue was earned during the six months ended June 30, 1998.

Expenses increased $123,000 to $5,106,000 for the six months ended June 30, 1998 from $4,983,000 in 1997. The increase is attributable to an increase of $270,000 in research and development expenses, from $3,372,000 for 1997 to $3,642,000 for the 1998 six month period. The increase is primarily the result of the cost of conducting the Phase II rotavirus clinical trial and an increase in sponsored research and other costs associated with the Therapore(TM) research program. General and administrative expenses declined $87,000 to $1,260,000 for the six months ended June 30, 1998 from $1,347,000 for the same period in 1997 principally due to a reduction in various corporate taxes. Depreciation expense declined $49,000 to $180,000 in 1998 from $229,000 in 1997 due to the full depreciation of various equipment. Interest expense declined slightly, by $11,000, from $35,000 in 1997 to $24,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

From inception (February 11, 1991) through June 30, 1998, the Company's cash expenditures have exceeded revenues. The Company's operations have been funded principally through the sale of equity, loans from stockholders, equipment lease financing and payments under licensing, option and research and development agreements. Net cash used by the Company's operations since inception was $32,932,000, primarily to fund research and development efforts and general and administrative expenses. Since inception the Company has incurred $3,399,000 in capital expenditures, primarily for leasehold improvements and equipment for the Company's laboratories. During the six months ended June 30, 1998 the Company incurred $249,000 in


                                      (11)
capital expenditures primarily on expenditures required for the polyphosphazene manufacturing process and for the Therapore(TM) research effort. The Company anticipates incurring approximately $400,000 in capital expenditures during 1998, primarily on equipment necessary for the polyphosphazene manufacturing process.

From inception through June 30, 1998, the Company raised net proceeds of approximately $51,924,000 through the sale of equity securities. Included in this amount are net proceeds of $24,743,000 from the Company's initial public offering in 1996 and the conversion to common stock of an aggregate of $7,974,000 in notes payable to certain stockholders. In addition, from inception the Company has funded $751,000 of capital expenditures through sale and leaseback transactions.

The Company has undertaken an assessment of the cost and impact on operations of addressing the Year 2000 issue in connection with its computer systems. As a result of such assessment, the Company believes that all of its major software will be Year 2000 compliant and the Company does not believe the Year 2000 issue will have a material impact on its business, operations or financial condition. The Company is in the process of soliciting its major suppliers and service providers to ascertain their Year 2000 status.

The following discussion is applicable to the Company prior to the T Cell merger.

The Company expects to incur substantial additional costs, including those related to research and development activities, preclinical studies, clinical trials, obtaining regulatory approvals, process scale up and manufacture, and the expansion of its facilities. The Company anticipates that its existing funds, which include the proceeds from its initial public offering and interest earned thereon, should be sufficient to fund its operating and capital requirements as currently planned for at least the next twelve months. However, the Company's cash requirements may vary materially from those now planned, due to many factors, including, but not limited to, the progress of the Company's research and development programs, the scope and results of preclinical and clinical testing, changes in existing and potential relationships with corporate collaborators, the time and cost in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents, proprietary rights and any necessary licenses, the ability of the Company to establish development and commercialization capacities or relationships, the costs of manufacturing and other factors. In the future, the Company may need to raise substantial additional funds through further financing, including public or private equity offerings and collaborations with corporate partners. There can


                                      (12)
be no assurance that funds will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to delay, scale back, or eliminate certain of its product development programs or to license to others the right to commercialize products or technologies the Company would otherwise seek to develop and commercialize itself, any of which could have a material adverse effect on the Company.


                                      (13)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities and Use of Proceeds

Item 2 (d) Use of Proceeds from the Company's Initial Public Offering (the
       "IPO")

(1) Effective date of Registration Statement on Form S-1: June 5, 1996; Commission file number: 333-3378.

(4) (vii) The Company's use of proceeds from its IPO, as reported in its Annual Report on Form 10-K for the year ended December 31, 1997, is updated as follows:

Purchase and installation of machinery and equipment: $659,000
Repayment of indebtedness: $1,000,000
Working Capital: $13,142,000
Temporary investments (money market account and short-term instruments):
 $9,942,000

Item 3. Defaults Upon Senior Securities

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 1998 Annual Meeting of Stockholders on May 7, 1998. At the meeting, the following six directors were elected by stockholders to serve until the 1999 Annual Meeting:

                                    Vote For               Vote Withheld
                                    --------               -------------

    Robert J. Hennessey            7,188,632                   2,079
    Frederick W. Kyle              7,188,632                   2,079
    John W. Littlechild            7,188,632                   2,079
    Alan Mendelson                 7,188,632                   2,079
    William A. Packer              7,188,632                   2,079
    J. Barrie Ward                 7,188,632                   2,079

At the record date of March 19, 1998, there were 8,979,029 shares of common stock outstanding and entitled to vote. More than 4,489,515 shares, constituting a quorum, were represented at the Meeting either in person or by proxy.


                                      (14)

Item 5. Other Information

On May 12, 1998, the Company entered into a definitive merger agreement with T Cell Sciences, Inc. (T Cell) whereby the Company will be acquired by T Cell. Under the terms of the merger agreement, which is subject to shareholder and regulatory approval, T Cell will issue 1.55 shares of its common stock and 0.2 warrants for each share of the Company's common stock. Each warrant represents the right to purchase one share of T Cell's common stock for $6.00 per share and will expire five years from the closing date.

Item 6. Exhibits and Reports on Form 8-K

                (a) Exhibits:

                    11.1 Statement regarding computation of earnings per share

                    27.1 Financial Data Schedule

                (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.


                                      (15)

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1998




                               VIRUS RESEARCH INSTITUTE, INC.
                                  a Delaware Corporation
                                        (Registrant)





                               By: /s/ J. Barrie Ward
                                  -------------------------------------
                                   J. Barrie Ward
                                   Chief Executive Officer





                               By: /s/ William A. Packer
                                  -------------------------------------
                                   William A. Packer
                                   President, Chief Financial Officer










                                      (16)